Form 10QSB/A
period 1995-06-30
INTERNATIONAL IMAGING INC
filed 1996-11-08
CIK 889662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
OF 1934

         For the period ended June 30, 1995
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

Commission File Number:   0-26182

                           INTERNATIONAL IMAGING, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3469649
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Eseco Road, Cushing, Oklahoma                                 74023
(Address of principal executive offices)                        (Zip Code)

          (918) 225-1266
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 1995, 4,733,416 shares of common stock.

                           INTERNATIONAL IMAGING, INC.

                                TABLE OF CONTENTS


                                                                 PAGE NO.

PART I         FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Condensed Balance Sheets                3

               Consolidated Condensed Statements of
               Operations                                           5

               Consolidated Condensed Statements of
               Cash Flows                                           6

               Notes to Consolidated Condensed Financial
               Statements                                           7


  Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           8



PART II        OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                          11

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           June 30,1995    March 31, 1995
                                           ------------    --------------
                                            (Unaudited)
CURRENT ASSETS:
   Cash                                     $   27,577       $   51,648
   Short-term investments                       14,767           15,067
   Accounts receivable - net                   630,588          477,985
   Inventories                               1,220,510        1,285,691
   Other current assets                         49,315           32,294
                                            ----------       ----------
     Total current assets                    1,942,757        1,862,685

PROPERTY AND EQUIPMENT:
   Building                                    656,821          654,387
   Furniture, fixtures and equipment           457,230          447,068
   Land                                         12,560           12,560
                                            ----------       ----------
      Total property and equipment           1,126,611        1,114,015
        Less-Accumulated depreciation          586,804          574,869
                                            ----------       ----------
      Net property and equipment               539,807          539,146

OTHER ASSETS:
   Intangible and other assets                  12,479           11,890
                                            ----------       ----------
   Total assets                             $2,495,043       $2,413,721
                                            ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          JUNE 30,1995       MARCH 31, 1995
                                                          ------------       --------------
                                                           (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                  $   323,407        $   367,816
         Accrued expenses                                      168,768            178,006
         Deferred compensation                                  20,000             20,000
         Current portion of long-term debt                      53,140             62,680
                                                           -----------        -----------
          Total current liabilities                            565,315            628,502

NONCURRENT LIABILITIES:
         Long-term debt, net of current portion                550,620            522,254
         Deferred compensation                                  71,952             76,952
                                                           -----------        -----------
          Total noncurrent liabilities                         622,572            599,206

STOCKHOLDERS' EQUITY:
         Common stock                                            5,680              5,628
         Additional paid in capital                          2,615,540          2,528,092
         Accumulated deficit                                (1,314,064)        (1,347,707)
                                                           -----------        -----------
          Total stockholders' equity                       $ 1,307,156        $ 1,186,013
                                                           -----------        -----------
          Total liabilities and stockholders' equity       $ 2,495,043        $ 2,413,721
                                                           ===========        ===========



            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                              1995             1994
                                                              ----             ----
SALES                                                      $1,045,015        $852,986
COST OF SALES                                                 675,237         495,627
                                                           ----------        --------
GROSS PROFIT                                                  369,778         357,359
OPERATING EXPENSES                                            281,343         231,448
                                                           ----------        --------
OPERATING PROFIT                                               88,435         125,911
OTHER INCOME (EXPENSE):
         Interest income                                        3,174           1,653
         Interest expense                                     (14,161)        (16,236)
         Other expense, net                                   (43,805)        (43,517)
                                                           ----------        --------
          Total other income (expense)                        (54,792)        (58,100)
INCOME BEFORE INCOME TAXES                                     33,643          67,811
INCOME TAXES                                                       --              --
                                                           ----------        --------
NET INCOME                                                 $   33,643        $ 67,811
                                                           ==========        ========

NET INCOME PER COMMON SHARE                                $     0.01        $   0.10
                                                           ==========        ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        4,712,193         677,764
                                                           ==========        ========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        JUNE 30
                                                                        -------
                                                                 1995             1994
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 33,643        $  67,811
  Adjustments to reconcile net income to net cash from
   operating activities
       Depreciation and amortization                             11,424           20,054
       Gain on sale of property & investments                    (4,602)         (10,348)
       Deferred compensation                                     (5,001)          (5,001)
    Changes in current assets and liabilities -
       Decrease (increase) in accounts receivable - net        (152,603)        (175,795)
       Decrease (increase) in inventories                        65,181         (250,845)
       Decrease (increase) in other assets                      (17,021)         (46,365)
       Increase (decrease) in accounts payable                  (44,409)          60,450
       Increase (decrease) in accrued liabilities                (9,238)         188,240
       Other                                                     (2,275)           1,001
                                                              ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES                          (124,901)        (150,798)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of property and equipment            7,100           12,121
         Capital expenditures                                   (12,597)         (87,611)
                                                              ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                            (5,497)         (75,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      87,500               --
     Proceeds from long-term debt                                35,000               --
     Repayment of debt                                          (16,173)              --
                                                              ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       106,327
                                                                                       0
                                                              ---------        ---------
NET INCREASE (DECREASE) IN CASH                                 (24,071)        (226,288)
CASH, beginning of period                                        51,648          345,430
                                                              ---------        ---------

CASH, end of period                                           $  27,577        $ 119,142
                                                              =========        =========
Cash paid during period for -
Interest                                                      $  14,161        $  16,236


            See notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed financial statements included herein have been prepared by International Imaging, Inc. (the "Company"), formerly J & E Beauty Supply, Inc. ("J&E"), and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB/A. As set forth in that report, the Company has reflected the merger transaction as a recapitalization.

J&E merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994. Prior to the combination with ESECO, J&E operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. These operations were never profitable and J&E divested itself of this line of business subsequent to the merger and the net assets of J&E were distributed to one of the principals of J&E who was involved in arranging the merger. The accompanying financial statements reflect the merger transaction as a recapitalization in which ESECO's common stock was issued in exchange for the public shell company. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994 through June 30, 1995.

2. COMMON STOCK AND OPTIONS:

During the three months ended June 30, 1995, shares exercised under the Company's stock option plan totaled 43,750 at $2.00 per share.

3. INCOME TAXES:

The income tax expense for the quarter ended June 30, 1995, varied from the statutory federal income tax rate primarily due to the adjustments of a valuation allowance related to the realization of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS


         In July 1994, the Company reorganized its operations and changed its core business from beauty supply operations to the manufacture and sale of photographic, graphic arts and x-ray equipment. This change was accomplished through the merger with Electronic Systems Engineering Co. ("ESECO"), located in Cushing, Oklahoma, coupled with the disposal of the beauty supply operations, pursuant to its Restructuring Plan. As a result of this restructuring, the results of operations set out in this report for the listed periods reflect the historical operating results of ESECO through July 27, 1994 and the results of the combined companies from the date of the merger transaction, July 27, 1994, through June 30, 1995. Pro forma information is not presented since the combination is not considered a business combination.

         With the merger with ESECO, the corporate name was changed to International Imaging, Inc. to reflect the change in business direction and the international nature of the business. As set forth in Form 8-K/A, filed October 10, 1994, ESECO's primary assets at the time of the merger on July 27, 1994 consisted of production line machinery, equipment and a manufacturing facility. ESECO is a company which manufactures and sells photographic laboratory, graphic arts and x-ray equipment products used by several departments of the U.S. Government, including the U.S. Navy, the FBI, NASA, the U.S. Naval Observatory. In addition, such products are utilized by companies in the private sector such as Eastman Kodak, DuPont, IBM and United Technologies. ESECO's international customers include the United Kingdom's Royal Air Force and departments of the Australian and Canadian governments.

A. CONSOLIDATED RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

         Sales increased to $1,045,015 for the quarter ended June 30, 1995 compared to $852,986 for the quarter ended June 30, 1994. Because of the change in product line and the lower profit margins on sales of processors, the cost of sales as a percentage of sales increased from 58.1% in the quarter ended June 30, 1994 to 64.6% for the same period in 1995. Operating expenses were $281,343 for the quarter ended June 30, 1995 compared to $231,448 for the same period in 1994. Moreover, expenses declined from 27.1% of sales for the three months ended June 30, 1994 to 26.9% of sales for the three months ended June 30, 1995.

         The Company received $87,500 in additional equity capital during the first quarter of fiscal 1996 through the exercise of non-qualified stock options. The infusion of equity capital has been critical to the Company's expansion activities. Specifically, it has made it possible to continue to advertise and promote the Company's line of photographic processors which was introduced in 1994.

         The Company increased its allowance for bad debts by $20,625 during the quarter to reflect the doubtful collectibility of a note secured by publicly traded securities whose value has declined significantly since April 1, 1995.

B. LIQUIDITY AND CAPITAL RESOURCES

         The working capital position as of June 30, 1995 increased over the position at March 31, 1995 by approximately $143,000. Net working capital has increased by approximately $52,300 compared to June 30, 1994 as a result of the exercise of non-qualified stock options and decreased inventory. The working capital ratio was more than three to one at June 30, 1995.

         The ability of the Company to continue to expand its operations through the expansion of existing facilities or the acquisition of new facilities or businesses may require additional funding beyond the Company's current working capital. Such additional funding may come from public or private financial sources, bank financing or a combination thereof. However, there are no assurances that any such additional funds may be obtained.

         Net cash used by operating activities was $124,901 for the three months ended June 30, 1995, as compared to $150,798 used by operations for the same period in 1994. The change was due primarily to a decrease in inventory during the quarter.

         The Company's liquidity may be adversely affected by three market factors. First, liquidity would be adversely affected if the Company were not able to pass along to its customers any increases in the cost of importing equipment should exchange rates deteriorate. Second, the introduction of a product by a competitor company would negatively impact the profit margins of the Company. Third, liquidity would be impacted negatively if the Company were not able to effectively control its internal operating costs.

         TRENDS

         The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but the continued weakness of the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. Exchange rates have been below that level since prior to April 1, 1995. On July 17, 1995 the exchange rate was 1.4378 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

         The Company is currently experiencing difficulty in obtaining enough processors to meet the demand and has been forced to utilize air freight to satisfy customer needs. The market in the United States for enlargers and processors has been weak, mitigating to some extent the supply problems faced by the Company. This has allowed the Company to allocate its limited supplies to some extent and reduce customer dissatisfaction due to slow deliveries. Finally, the Company is developing products for the Russian market that will be marketed through the ART Technik Group of Austria and Kodak A.O. The ART Technik's German affiliate, ART Colenta, manufactures processors for the Company and Kodak A.O. is a subsidiary of Eastman Kodak based in Moscow.

         ADDITIONAL INFORMATION RELATING TO REVISED FILINGS

         Subsequent to filing the 10-QSB Transition Report for the period ending March 31, 1995, the Company filed a Form 10-SB to enable the Company to become a reporting company under the Securities Exchange Act of 1934. After SEC review of the filing and considerable discussion with the SEC, the Company has accepted the SEC position that J & E, as a result of the divestiture and distribution of assets, had essentially reverted to a public shell company. Accordingly, the Company has restated the financial statements to reflect the merger transaction as a recapitalization as discussed below.

         The previously issued financial statements treated the transaction as a business combination using the purchase method accounting with the registrant, J&E, considered the acquiror. These financial statements were reported as of and for the year ended December 31, 1994, J&E's year-end. After the above mentioned dialogue with the SEC, the Company has accepted the SEC position that J&E had essentially reverted to a public shell company. Accordingly, the restated financial statements reflect the merger transaction as a recapitalization in which the transaction was accounted for as an issuance of ESECO's common stock in exchange for the public shell.

As a result of the change in method of accounting for the merger transaction, the fiscal year end of the Company changed to March 31, the fiscal year-end of ESECO, and the quarterly information presented in this 10-QSB/A represents the Company's first quarter in fiscal year 1996. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994, through June 30, 1995.

         The historical stockholders' equity of ESECO was adjusted to reflect the par value of J&E's common stock with an offset to additional paid-in capital. The retained earnings (deficit) balance reflects only the operations of ESECO through the date of the merger transaction, and the results of the combined companies subsequent to July 27, 1994.

         This Form 10-QSB/A replaces the previously filed 10-QSB which was filed August 11, 1995.

         A Form 10-QSB quarterly report for period ended September 30, 1995 was filed with the Commission on November 13, 1995. A 10-QSB/A report reflecting the change in accounting treatment will be filed with the Commission within ten days of the filing of this report.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

         The following reports on Form 8-K were prepared and filed during the quarter ended June 30, 1995:

         On April 15, 1995, the Company filed a Form 8-K reporting the change of the fiscal year end of the Company to March 31 from December 31, effective April 1, 1995.

         Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                          INTERNATIONAL IMAGING, INC.




Date:  October 31, 1996                   /s/ Arthur A. Kaminshine
                                          -------------------------------
                                          Arthur A. Kaminshine, President



Date:  October 31, 1996                   /s/ Edward L. Handlin
                                          -------------------------------
                                          Edward L. Handlin,
                                          Chief Financial Officer