Form 10QSB/A
period 1995-09-30
INTERNATIONAL IMAGING INC
filed 1996-11-08
CIK 889662

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

              For the period ended September 30, 1995
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1995, 4,733,416 shares of common stock.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                Sept. 30,1995    March 31, 1995
                                                -------------    --------------
                                                 (Unaudited)
CURRENT ASSETS:
         Cash                                    $   35,988       $   51,648
         Short-term investments                      14,766           15,067
         Accounts receivable - net                  657,048          477,985
         Inventories                              1,266,946        1,285,691
         Other current assets                        67,681           32,294
                                                 ----------       ----------
           Total current assets                   2,042,429        1,862,685
                                                 ----------       ----------

   PROPERTY AND EQUIPMENT:
         Building                                   663,868          654,387
         Furniture, fixtures and equipment          496,626          447,068
         Land                                        12,561           12,560
                                                 ----------       ----------
             Total property and equipment         1,173,055        1,114,015
         Less-Accumulated depreciation              598,120          574,869
                                                 ----------       ----------
             Net property and equipment             574,935          539,146
                                                 ----------       ----------

   OTHER ASSETS:
         Intangible and other assets                 12,336           11,890
                                                 ----------       ----------
             Total assets                         2,629,700       $2,413,721
                                                 ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              Sept. 30,1995      March 31, 1995
                                                              -------------      --------------
                                                               (Unaudited)
CURRENT LIABILITIES:
         Accounts payable                                     $   532,846        $   367,816
         Accrued expenses                                         207,673            178,006
         Deferred compensation                                     20,000             20,000
         Current portion of long-term debt                         53,140             62,680
                                                              -----------        -----------
             Total current liabilities                            813,659            628,502

   NONCURRENT LIABILITIES:
         Long-term debt, net of current portion                   620,424            522,254
         Deferred compensation                                     66,952             76,952
                                                              -----------        -----------
             Total noncurrent liabilities                         687,376            599,206

   STOCKHOLDERS' EQUITY:
         Common stock                                               5,680              5,628
         Additional paid in capital                             2,615,540          2,528,092
         Accumulated deficit                                   (1,492,555)        (1,347,707)
                                                              -----------        -----------
             Total stockholders' equity                       $ 1,128,665        $ 1,186,013

                                                              -----------        -----------
             Total liabilities and stockholders' equity       $ 2,629,700        $ 2,413,721
                                                              ===========        ===========




            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                                      September 30,                        September 30,
                                             ------------------------------        ------------------------------
                                                 1995               1994               1995               1994
                                             -----------        -----------        -----------        -----------
SALES                                        $   888,857        $   560,059        $ 1,933,872        $ 1,413,045
COST OF SALES                                    676,775            414,484          1,352,012            910,112
                                             -----------        -----------        -----------        -----------
GROSS PROFIT                                     212,082            145,575            581,860            502,933
OPERATING EXPENSES                               358,707          1,343,306            640,050          1,574,753
                                             -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS)                         (146,625)        (1,197,731)           (58,190)        (1,071,820)
OTHER INCOME (EXPENSES)
   Interest income                                 2,896              1,401              6,070              3,054
   Interest expense                              (17,429)           (14,949)           (31,590)           (31,185)
   Other income (expense), net                   (17,333)           (52,684)           (61,138)           (96,201)
                                             -----------        -----------        -----------        -----------
          Total other income (expense)           (31,866)           (66,232)           (86,658)          (124,332)
                                             -----------        -----------        -----------        -----------
   INCOME (LOSS) BEFORE INCOME                  (178,491)        (1,263,963)          (144,848)        (1,196,152)
   TAXES

   INCOME TAXES                                        0                  0                  0                  0
                                             -----------        -----------        -----------        -----------
   NET INCOME (LOSS)                         $  (178,491)       $(1,263,963)       $  (144,848)       $(1,196,152)
                                             ===========        ===========        ===========        ===========
   NET INCOME (LOSS) PER COMMON
   SHARE                                     $     (0.04)       $     (0.38)       $     (0.03)       $     (0.60)
                                             ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      4,733,416          3,304,829          4,733,416          1,998,474
                                             ===========        ===========        ===========        ===========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                           September 30 _
                                                                   -----------------------------
                                                                       1995               1994
                                                                      -----              -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(144,848)       $(1,196,152)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities
         Special charges                                                --              841,677
         Depreciation and amortization                                23,522             40,399
         Gain on sale of property & investments                       (7,463)           (10,348)
         Deferred compensation                                       (10,001)           (10,001)
         Changes in current assets and liabilities -
                  Decrease (increase) in accounts receivable        (179,063)           (14,178)
                  Decrease (increase) in inventories                  18,745            214,534
                  Decrease (increase) in other assets                (35,387)           (38,121)
                  Increase (decrease) in accounts payable            165,030             (9,083)
                  Increase (decrease) in accrued liabilities          29,667           (267,024)
         Other                                                          (446)             1,001
                                                                   ---------        -----------
    NET CASH USED BY OPERATING ACTIVITIES                           (140,244)          (447,296)
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of property and equipment                11,519             12,121
         Capital expenditures                                        (63,366)           (87,611)
         Increase (decrease) in short-term investments                   301           (137,500)
                                                                   ---------        -----------
    NET CASH USED BY INVESTING ACTIVITIES                            (51,546)          (212,990)
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                       87,500            686,250
         Proceeds from long-term debt                                120,000               --
         Repayment of debt                                           (31,370)          (168,041)
                                                                   ---------        -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        176,130            518,209
                                                                   ---------        -----------
    NET INCREASE (DECREASE) IN CASH                                  (15,660)          (142,077)
    CASH, beginning of period                                         51,648            345,430
                                                                   ---------        -----------
    CASH, end of period                                            $  35,988        $   203,353
                                                                   =========        ===========
    Cash paid during period for -
         Interest                                                  $  31,590        $    31,185



            See notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed financial statements included herein have been prepared by International Imaging, Inc. (the "Company"), formerly J & E Beauty Supply, Inc ("J&E")., and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB/A. As set forth in that report, the Company has reflected the merger transaction as a recapitalization.

J&E merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994. Prior to the combination with ESECO, J&E operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. These operations were never profitable and J&E divested itself of this line of business subsequent to the merger and the net assets of J&E were distributed to one of the principals of J&E who was involved in arranging the merger. The accompanying consolidated financial statements have been restated to reflect the merger transaction as a recapitalization. As a result of the divestiture and distribution of assets, J&E had essentially reverted to a public shell company. Accordingly, the restated financial statements reflect the merger transaction in which ESECO's common stock was issued in exchange for the public shell company. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994, through September 30, 1995.


2. COMMON STOCK AND OPTIONS:

During the six months ended September 30, 1995, shares exercised under the Company's stock option plan totaled 43,750 at $2.00 per share.

3. INCOME TAXES:

The income tax expense for the quarter and six month period ended September 30, 1995, varied from the statutory federal income tax rate primarily due to the adjustments of a valuation allowance related to the realization of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In July 1994, the Company reorganized its operations and changed its core business from beauty supply operations to the manufacture and sale of photographic, graphic arts and x-ray equipment. This change was accomplished through the merger with Electronic Systems Engineering Co. ("ESECO"), located in Cushing, Oklahoma coupled with the disposal of the beauty supply operations, pursuant to its Restructuring Plan. As a result of this restructuring, the results of operations set out in this report for the listed periods reflect the historical operating results of ESECO through July 27, 1994 and the results of the combined companies from the date of the merger transaction, July 27, 1994, through September 30, 1995. Pro forma information is not presented since the combination is not considered a business combination.

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

A.       CONSOLIDATED RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

         Sales increased to $888,857 for the quarter ended September 30, 1995 compared to $560,059 for the quarter ended September 30, 1994. Processor sales for the second quarter of fiscal 1995 were $254,000 compared to $89,000 during the same period in 1994. This increase accounted for over 50% of the total increase in sales for the quarter in 1995 over the comparable period in 1994. Cost of goods sold increased to 76.1% of sales for the second quarter ended September 30, 1995 compared to 74.0% of sales for the same period in 1994. Photographic processors have a lower gross profit margin than other product lines such as enlargers and densitometers resulting in the reduced profitability for the quarter.

         Non-cash special charges related to the reorganization, resulted in a $841,677 charge to operating expenses in the quarter ended September 30, 1994. This was a non-cash adjustment and did not affect the Company's cash flow.

         As part of a cost control program, Sales, Engineering, and General expenses declined in 1995 from 1994 by 60.28%, 5.35%, and 2.52% , respectively.

         SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. SIX MONTHS ENDED SEPTEMBER 30, 1994

         During the six month period ending September 30, 1995 and 1994, sales increased by 36.9% percent during the period, while cost of sales increased by 48.6%. Gross profit margins decreased from 35.6% of sales in 1994 to 30.1% of sales in 1995. This was primarily due to the relative increase in sales of photographic processors which have lower sales margins than the products manufactured by ESECO .

         Operating expenses as a percentage of sales decreased from 111.4% in 1994 to 33.1% in 1995. This was caused primarily by the special non-cash charges of $841,677, incurred in 1994 which were 59.6% of sales, offset by decreases in advertising, sales, and promotional expenses due to tighter cost controls.

B.       LIQUIDITY AND CAPITAL RESOURCES

         Net working capital decreased by approximately $5,000 compared to March 31, 1995. The working capital ratio was more than two to one at September 30, 1995.

         The ability of the Company to continue to expand its operations through the expansion of existing facilities or the acquisition of new facilities or businesses may require additional funding beyond the Company's current working capital. Such additional funding may come from public or private financial sources, bank financing or a combination thereof. However, there are no assurances that any such additional funds may be obtained. The Company is currently seeking additional bank lines of credit to support additional international sales.

         Net cash used by operating activities was $140,244 for the six months ended September 30, 1995, as compared to $447,296 used by operations for the same period in 1994. The change was due primarily to the decrease in the net loss from operations.

         The Company's liquidity may be adversely affected by three market factors. First, liquidity would be adversely affected if the Company were not able to pass along to its customers any increases in the cost of importing equipment should exchange rates deteriorate. Second, the introduction of a product by a competitor company would negatively impact the profit margins of the Company. Third, liquidity would be impacted negatively if the Company were not able to effectively contain its internal costs.

TRENDS

         The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but the continued weakness of the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. Exchange rates have been below that level since prior to April 1, 1995. On November 1, 1995 the exchange rate was 1.4088 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

         ADDITIONAL INFORMATION RELATING TO REVISED FILINGS

         Subsequent to filing the 10-QSB Transition Report for the period ending March 31, 1995, the Company filed a Form 10-SB to allow the Company to become a reporting company under the Securities Exchange Act of 1934. After SEC review of the filing and considerable discussion with the SEC, the Company has accepted the SEC position that J & E as a result of the divestiture and distribution of assets, had essentially reverted to a public shell company. Accordingly, the Company has restated the financial statements to reflect the merger transaction as a recapitalization as discussed below.

         The previously issued financial statements treated the transaction as a business combination using the purchase method accounting with the registrant, J&E, considered the acquiror. These financial statements were reported as of and for the year ended

December 31, 1994, J&E's year-end. After the above mentioned dialogue with the SEC, the Company has accepted the SEC position that J&E had essentially reverted to a public shell company. Accordingly, the restated financial statements reflect the merger transaction as a recapitalization in which the transaction was accounted for as an issuance of ESECO's common stock in exchange for the public shell. As a result of the change in method of accounting for the merger transaction, the fiscal year end of the Company changed to March 31, the fiscal year-end of ESECO, and the quarterly information presented in this 10-QSB/A represents the Company's second quarter in fiscal year 1996. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994, through September 30, 1995.

         The historical stockholders' equity of ESECO was adjusted to reflect the par value of J&E's common stock with an offset to additional paid-in capital. The retained earnings (deficit) balance reflects only the operations of ESECO through the date of the merger transaction, and the results of the combined companies subsequent to July 27, 1994.

         This Form 10-QSB/A replaces the previously filed 10-QSB which was filed November 13, 1995.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

         The following reports on Form 8-K were prepared and filed during the quarter ended September 30, 1995: None

                                   SIGNATURES

         Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                      INTERNATIONAL IMAGING, INC.




Date:   October 31, 1996               /s/ Arthur A. Kaminshine
                                       ------------------------
                                       Arthur A. Kaminshine, President



Date:   October 31, 1996               /s/ Edward L. Handlin
                                       ---------------------
                                       Edward L. Handlin,
                                       Chief Financial Officer