Form 10QSB
period 1995-12-31
INTERNATIONAL IMAGING INC
filed 1996-11-08
CIK 889662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the period ended December 31, 1995
                                       or

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 8, 1996, 4,733,416 shares of common stock.

                           INTERNATIONAL IMAGING, INC.
                                TABLE OF CONTENTS

                                                                                     Page No.
PART I                     FINANCIAL INFORMATION

  Item 1.                  Financial Statements

                           Consolidated Condensed Balance Sheets                         3

                           Consolidated Condensed Statements of
                           Operations                                                    5

                           Consolidated Condensed Statements of
                           Cash Flows                                                    6

                           Notes to Consolidated Condensed Financial
                           Statements                                                    7


  Item 2.                  Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                    8


PART II                    OTHER INFORMATION

  Item 6.                  Exhibits and Reports on Form 8-K                              9



SIGNATURES                                                                              10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    Dec. 31,1995      March 31, 1995
                                                    ------------      --------------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                               $   46,364       $   51,648
   Short-term investments                                 14,766           15,067
   Accounts receivable - net                             427,654          477,985
   Inventories                                         1,532,999        1,285,691
   Other current assets                                   56,680           32,294
                                                      ----------       ----------
        Total current assets                           2,078,463        1,862,685

PROPERTY AND EQUIPMENT:
   Building                                              663,868          654,387
   Furniture, fixtures and equipment                     513,692          447,068
   Land                                                   12,561           12,560
                                                      ----------       ----------
          Total property and equipment, at cost        1,190,121        1,114,015
           Less-Accumulated depreciation                 611,250          574,869
                                                      ----------       ----------
          Net property and equipment                     578,871          539,146

OTHER ASSETS:
   Intangible and other assets                            12,195           11,890
                                                      ----------       ----------
          Total assets                                 2,669,529       $2,413,721
                                                      ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          Dec. 31,1995        March 31, 1995
                                                          ------------        --------------
                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                        $   661,639        $   367,816
   Accrued expenses                                            205,725            178,006
   Deferred compensation                                        20,000             20,000
   Current portion of long term debt                            53,140             62,680
                                                           -----------        -----------
          Total current liabilities                            940,504            628,502

NONCURRENT LIABILITIES:
   Long-term debt, net of current portion                      842,386            522,254
   Deferred compensation                                        61,952             76,952
                                                           -----------        -----------
          Total noncurrent liabilities                         904,338            599,206

STOCKHOLDERS' EQUITY:
   Common stock                                                  5,680              5,628
   Additional paid in capital                                2,615,540          2,528,092
   Accumulated deficit                                      (1,796,533)        (1,347,707)
                                                           -----------        -----------
   Total stockholders' equity                              $   824,687        $ 1,186,013
                                                           -----------        -----------
          Total liabilities and stockholders' equity       $ 2,669,529        $ 2,413,721
                                                           ===========        ===========



            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended                    Nine months ended
                                                      December 31                          December 31
                                            --------------------------------------------------------------------
                                                1995               1994               1995               1994
                                            -----------        -----------        -----------        -----------
SALES                                       $   728,146        $   775,730        $ 2,662,018        $ 2,188,775
COST OF SALES                                   626,004            657,588          1,978,016          1,567,700
                                            -----------        -----------        -----------        -----------
GROSS PROFIT                                    102,142            118,142            684,002            621,075
OPERATING EXPENSES                              357,283            160,630            997,333          1,735,383
                                            -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS)                        (255,141)           (42,488)          (313,331)        (1,114,308)
OTHER INCOME (EXPENSES)
    Interest income                               2,844              1,088              8,914              4,142
    Interest expense                            (26,822)           (15,199)           (58,412)           (46,384)
    Other income (expense), net                 (24,859)          (104,688)           (85,997)          (200,889)
                                            -----------        -----------        -----------        -----------
         Total other income (expense)           (48,837)          (118,799)          (135,495)          (243,131)
                                            -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAX                (303,978)          (161,287)          (448,826)        (1,357,439)
INCOME TAXES                                       --                 --                 --                 --
                                            -----------        -----------        -----------        -----------
NET INCOME (LOSS)                           $  (303,978)       $  (161,287)       $  (448,826)       $(1,357,439)
                                            ===========        ===========        ===========        ===========

Net income (loss) per common share          $     (0.06)       $     (0.04)       $     (0.09)       $     (0.47)
                                            ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     4,733,416          4,576,865          4,733,416          2,861,063
                                            ===========        ===========        ===========        ===========




            See Notes to consolidated condensed financial statements

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months ended
                                                                           December 31
                                                                   ----------------------------
                                                                      1995               1994
                                                                   ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(448,826)       $(1,357,439)
  Adjustments to reconcile net income (loss) to net cash
from operating activities
         Special charges                                                --              841,677
         Depreciation and amortization                                41,117             77,982
         Gain on sale of property & investments                       (8,363)           (18,251)
         Deferred taxes                                                 --               39,701
         Deferred compensation                                       (15,000)           (13,052)
         Changes in current assets and liabilities -
         Decrease (increase) in accounts receivable - net             50,331           (132,269)
         Decrease (increase) in inventories                         (247,308)           205,066
         Decrease (increase) in other assets                         (24,386)           (41,750)
         Increase (decrease) in accounts payable                     293,823            123,219
         Increase (decrease) in accrued liabilities                   27,719           (335,287)
Other                                                                   (305)            (6,925)
                                                                   ---------        -----------
NET CASH USED BY OPERATING ACTIVITIES                               (331,198)          (617,328)
                                                                   ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of property and equipment                11,519             12,121
         Capital expenditures                                        (83,997)           (87,611)
            (Purchase) & sale of short-term investments, net             301           (137,500)
                                                                   ---------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                (72,177)          (212,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                       87,500            846,250
         Proceeds from long-term debt                                495,473               --
         Repayment of debt                                          (184,882)          (168,041)
                                                                   ---------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            398,091            678,209
                                                                   ---------        -----------
NET INCREASE (DECREASE) IN CASH                                       (5,284)          (152,109)
CASH, beginning of period                                             51,648            345,430
                                                                   ---------        -----------
CASH, end of period                                                $  46,364        $   193,321
                                                                   =========        ===========
Cash paid during period for -
     Interest                                                      $  58,412             46,384



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

J&E merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994. Prior to the combination with ESECO, J&E operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. These operations were never profitable and J&E divested itself of this line of business subsequent to the merger and the net assets of J&E were distributed to one of the principals of J&E who was involved in arranging the merger. The accompanying consolidated financial statements reflect the merger transaction as a recapitalization in which ESECO's common stock was issued in exchange for the public shell company. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994, through December 31, 1995.


2. COMMON STOCK AND OPTIONS:

During the nine months ended December 31, 1995, shares exercised under the Company's stock option plan totaled 43,750 at $2.00 per share.

3. INCOME TAXES:

The income tax expense for the quarter and nine month period ended December 31, 1995, varied from the statutory federal income tax rate primarily due to adjustments of a valuation allowance related to the realization of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         In July 1994, International Imaging, Inc. (the "Company") reorganized its operations and changed its core business from beauty supply operations to the manufacture and sale of photographic, graphic arts and x-ray equipment. This change was accomplished through a merger with Electronic Systems Engineering Co. ("ESECO"), located in Cushing, Oklahoma coupled with the disposal of the beauty supply operations, pursuant to a restructuring plan. As a result of this restructuring, the results of operations set out in this report, for the listed periods, reflect the historical operating results of ESECO through July 27, 1994 and the results of the combined companies from the date of the merger transaction, July 27, 1994, through December 31, 1995.

         After the merger with ESECO, the corporate name was changed to International Imaging, Inc. to reflect the change in business direction and the international nature of the business. As set forth in Form 8-K/A, filed October 10, 1994, ESECO's primary assets at the time of the merger on July 27, 1994 consisted of production line machinery, equipment, and a manufacturing facility. ESECO is a company which manufactures and sells photographic laboratory, graphic arts, and x-ray equipment products used by several departments of the U.S. Government, including the U.S. Navy, the FBI, NASA, and the U.S. Naval Observatory. In addition, such products are utilized by companies in the private sector such as Eastman Kodak, DuPont, IBM, and United Technologies. ESECO's international customers include the United Kingdom's Royal Air Force and departments of the Australian and Canadian governments.

A.       CONSOLIDATED RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994

         Sales decreased to $728,146 for the quarter ended December 31, 1995 compared to $775,730 for the quarter ended December 31, 1994. Processor sales for the quarter in 1995 were approximately $227,000 compared to $177,000 during the same period in 1994. This increase was not enough to offset a 23% decline in sales of darkroom doors for the period and an overall weaker quarter. Cost of Goods Sold increased to 86% of sales for the quarter ended December 31, 1995, compared to 84.8% of sales for the same period in 1994. Photographic processors have a lower gross profit margin than enlargers and densitometers resulting in the reduced gross profit margins for the quarter.

         Operating expenses more than doubled to $357,283 in 1995 from $160,630 in 1994. This increase was primarily due to an increase in both domestic and international marketing costs of over $98,000. General and Administrative expense was up almost $19,000, from $141,047 to $159,625, caused by volume and activity related expenses. Interest expense increased approximately $12,000 due to the cost of carrying increased receivables.

         NINE MONTHS ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994

         Sales increased by 21.6% for the nine month period ended December 31, 1995 compared to the same period ended December 31, 1994. Processor sales for the first nine months in fiscal 1995-96 were approximately $851,000 compared to approximately $383,000 during the same period in 1994. Cost of Goods Sold increased to 74.3% of sales for the nine months ended December 31, 1995 compared to 71.6% of sales for the same period in 1994. Photographic processors have a lower gross profit margin than enlargers and densitometers resulting in the reduced gross profit margins for the quarter.

         Operating expenses as a percentage of sales decreased from 79.3% in 1994 to 37.5% in 1995. This was caused primarily by the non-cash special charges which were incurred in fiscal 1995.

B.       LIQUIDITY AND CAPITAL RESOURCES

         Net working capital at December 31, 1995 decreased by approximately $96,000 compared to March 31, 1995. The working capital ratio was more than two to one at December 31, 1995.

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

         Net cash used by operating activities was $331,198 for the nine months ended December 31, 1995, as compared to $617,328 used by operations for the same period in 1994. The change was due primarily to an increase in accounts payable to suppliers resulting from increased sales demand and a decrease in accounts receivable resulting from fewer sales to dealers and more sales to export customers who typically pay more promptly than do domestic dealers.

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

         TRENDS

         The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but the continued weakness of the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. Exchange rates have been below that level since prior to April 1, 1995. On January 31, 1996 the exchange rate was 1.4983 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

         The following reports on Form 8-K were prepared and filed during the quarter ended December 31, 1995:
                  None

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