Form 10KSB
period 1996-03-31
INTERNATIONAL IMAGING INC
filed 1996-11-08
CIK 889662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year ended March 31, l996.
                         Commission File Number 0-26182

                           INTERNATIONAL IMAGING, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                               13-3469649
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Eseco Road, Cushing, Oklahoma                                     74023
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

          (918) 225-1266
---------------------------------------------------
(Registrant's telephone number, including area code)

Name of each exchange on which registered                              None

Securities registered pursuant to Section 12(g) of the Act:
                                       Common Stock, par value $0.0012 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No    X
     ----          ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  -----

                       (Cover page continued on next page)

Registrant's revenues for its most recent fiscal year: $ 3,557,627

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 29, 1996 $ 1,760,831

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 29, 1996, 4,733,416 shares of common stock.

No documents are incorporated by reference except those Exhibits so incorporated as set forth in the Exhibit index.

Transition Small Business Disclosure Format (Check one)
Yes            No    X
     ----           ----

                           INTERNATIONAL IMAGING, INC.
                                TABLE OF CONTENTS

                                                                                               PAGE NO.
PART I

  Item 1.                  Description of Business
                           General                                                               4
                           Marketing and competition                                             4
                           Consolidated strategy                                                 5
                           Operations                                                            5

  Item 2.                  Description of Properties                                             6

  Item 3.                  Legal Proceedings                                                     6

  Item 4.                  Submission of Matters to a Vote of Security Holders                   6

PART II
  Item 5.                  Market for Common Equity and Related Stockholder Matters              7
  Item 6.                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             7

  Item 7.                  Financial Statements                                                  9

  Item 8.                  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                             23
PART III
  Item 9.                  Directors, Executive Officers, Promoters and Control Persons;
                           Compliance With Section 16(a) of the Exchange Act                    23

 Item 10.                  Executive Compensation                                               23

 Item 11.                  Security Ownership of Certain Beneficial Owners and
                           Management                                                           24

 Item 12.                  Certain Relationships and Related Transactions                       24

 Item 13.                  Exhibits and Reports on Form 8-K                                     24


SIGNATURES                                                                                      25

Part I

ITEM 1.  DESCRIPTION OF BUSINESS
GENERAL:

         International Imaging Inc. ("IMGI" or the "Company") is a manufacturer and distributor of equipment for the specialty photographic laboratory market. IMGI entered this market when it merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994. IMGI also imports and markets a full line of film and paper processors under its Speedmaster(R) label; IMGI also manufactures photographic process instrumentation, including densitometers, color analyzers, darkroom doors, computer controlled image enlargers and roll paper production transport systems. In addition, some of the Company's equipment is used for nondestructive testing in other industries such as brewing and x-ray processing.

         Through its subsidiary, ESECO, the Company has over a 25 year presence in the photographic industry through its specialization in the electronic photo instrumentation and color analyzer markets. In 1987, ESECO introduced automated continuous process imaging enlargers and has since established itself as a worldwide leader in this enlarger market.

         Prior to the merger with ESECO, the Company, under the name J&E Beauty Supply Inc. ("J&E"), operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. These operations were never profitable and J&E reported an accumulated deficit of approximately $267,001 from inception through July 27, 1994. J&E divested itself of this line of business shortly after it merged with ESECO. As a result of this divestiture, the Company has chosen to treat the merger with ESECO as a recapitalization, thus the financial statements presented are as of March 31, the fiscal year end of ESECO (See footnote 1 to the Consolidated Financial Statements). The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger transaction, July 27, 1994 through March 31, 1996. Pro forma information is not presented since the combination is not considered a business combination.

         After the merger with ESECO, before each of them resigned, the management and directors of J&E elected Arthur Kaminshine, President of ESECO, as President and sole director of the Company and new officers were elected. The offices of the Company were then moved to the offices of ESECO in Cushing, Oklahoma.

         Prior to the merger, ESECO entered into a distribution agreement with Colenta Labortechnik, GmbH and ART Processor-Technik, GmbH (collectively "Colenta") on April 7, 1994 to distribute that company's line of photographic paper and film processors in the United States, Canada, and Mexico. ESECO agreed with Colenta to distribute their products to the remainder of the Western Hemisphere. ESECO added the processor lines so that it could provide its customers with a full line of photographic equipment for the laboratory.

MARKETING AND COMPETITION:

         The Company distributes its product lines both through dealers and direct sales. Prior to January 1, 1996 approximately 60% of its sales were through dealers or other manufacturers, while approximately 40% of its sales were made directly to the end-user. On January 1, 1996, the Company changed its distribution method as described below.

         In the Western Hemisphere, IMGI has four primary product lines; enlargers, photo instrumentation devices, processors, and darkroom doors. Prior to January 1, 1996, the Company had contracts with thirteen select dealers in the United States and two in Canada that are authorized to handle the entire product line. On that date, all but one of the dealers' distribution agreements with ESECO were terminated or modified. At the same time, the Company added nine commission representatives and one employee manager to the marketing department to provide more intensive and focused distribution efforts. The Company also has contracts with a number of other dealers and catalog sales companies who may sell part of the product line; however, they do not have the required technical training to sell the more sophisticated equipment the Company produces.

         IMGI is primarily represented in the Eastern Hemisphere by subsidiaries of the Eastman Kodak Co. and the ART Colenta Group, although it sells products in Japan and China through established representatives or by direct sales. The Company also supplies equipment to other manufacturers, including some manufacturers that compete with IMGI, that is either sold under such manufacturers' respective labels or is incorporated into their manufactured equipment.

         The overall photographic market is mature with projected growth of three to five per cent per year. Management believes IMGI operates in a niche of that market by providing a more efficient and faster way to process photographic products. The Company's management believe that this part of the market, while relatively small, will experience greater growth than the overall photographic market.

         There are several major suppliers of enlargers both in the United States and in foreign countries. The Company believes that its enlargers are more technologically advanced and operate more automatically than all but two competitors. The Company's products also enjoy a price advantage against these competitors because of the devaluation of the dollar.

         Management believes the Company is the second largest manufacturer of photo instrumentation devices in the United States, providing a family of very sensitive, reliable devices. The basic application technology of the photo instrumentation is currently being modified to be a color-sensing device in other applications.

         There are currently two manufacturers of processor lines in the United States. The Company believes that it can compete successfully with each them due to superior technology and customer support with the imported processors from Colenta in Germany.

         There is one other manufacturer of revolving darkroom doors in the United States. It primarily manufactures metal doors, whereas the Company manufactures doors using plastic components, which currently places the Company at a cost disadvantage. In addition, the Company has sold some darkroom doors in Europe, but expensive shipping costs limit such sales. Some of the Company's equipment is used for non-destructive testing in other areas such as radiation monitoring and brewing, but these are not major segments of the business at this time.

         The Company engages in an aggressive advertising campaign relative to its size to create name recognition and a quality image. The Company does not depend on any one or even a few major customers for its sales. In addition, no individual customer accounts for more than 5% of total sales although management expects various subsidiaries of the Eastman Kodak Company will account for approximately 15% of sales in total.

CONSOLIDATED STRATEGY:

         IMGI plans to build on its reputation for advanced engineering and responsiveness to customer needs to expand the processor segment of its market in the United States. By expanding the variety of products and related technical services available to its customers, IMGI should be able to increase market penetration. The Company also plans to add compatible product lines to further utilize its field sales force. This in turn should lead to greater market share and increased profit margins.

         The Company is also re-designing some of its products for Third World markets. IMGI is in the process of entering these markets in association with Colenta. By removing some of the more sophisticated electronics from its products, the Company's products will be more compatible with the maintenance capabilities of many developing countries.

EMPLOYMENT:

         As of March 31, 1996, the Company employed 55 individuals, all of whom resided in the United States. In addition to two field sales employees, the Company had contracts with eight independent sales representatives.

WARRANTIES:

         ESECO warrants its Speedmaster(TM) processors for one year on parts and 90 days on labor, while its Speedmaster(TM) and Speedmatic(TM) darkroom doors and roll easels each carry a one year warranty on both parts and labor when returned to the plant in Cushing. Compucolor(TM) and Compumatic(TM) enlargers carry a thirty month warranty on both parts and labor when returned to the plant in Cushing.

MANUFACTURING:

         IMGI manufactures or distributes its product lines from its plant in Cushing, Oklahoma. The Company also manufactures most of the electronic assemblies used in its products. Metal stampings and fabrication are also performed on site; however, die casting and plastic extrusions are subcontracted to other manufacturers.

         Processors are imported from Colenta in Germany and held for distribution at the plant; all other products are assembled and held for distribution or assembled to order at the plant. Dependence on outside sources for castings and other components may cause delays during periods of strong demand; nevertheless, the Company believes this method of production is the most cost effective approach at this time.

RESEARCH AND DEVELOPMENT

         The Company maintains an engineering staff of five professionals to develop new products and applications for existing products. This department is currently developing a digital imaging enlarger and smaller, portable photo instrumentation devices as well as ultra-sensitive photo instrumentation and dosimetry devices. The total amount of research and development expenses during the fiscal year did not exceed 5% of total sales.

PATENTS AND COPYRIGHTS

         The Company holds patents on various of its easels and masks and pays royalties to the inventors of various other devices, including some of the enlarger heads. The Company has also registered various of its trademarks, has vigorously defended them in the past, and plans to continue to engage in such defense in the future. The Company has a patent application pending on the digital imaging device.

GOVERNMENT APPROVAL AND REGULATION

         No business activities of the Company are subject to regulation by any federal, state or local governmental agency. In addition, no governmental approvals of new or existing products are required. Finally, the Company does not use any unusual or hazardous chemicals in its operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's headquarters is presently located at One Eseco Road, Cushing, Oklahoma 74023, at the office of its President. The Company owns its headquarters as well as its manufacturing facilities, which are also located in Cushing, Oklahoma. The premises contain approximately 44,000 square feet, of which approximately 75% is used for manufacturing with the balance being used for administrative, marketing, and engineering functions. The Company does not own or lease any other facilities at this time.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the NASDAQ Bulletin Board under the symbol "IMGI". On March 31, 1996 there were approximately 219 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

         The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                                     Bid prices
        Fiscal 1996                                             High                    Low
        -----------                                             ----                 ----------

       First quarter              4/1/95-6/30/95           $1.5800-2.3750          $1.3750-2.1250
       Second quarter             7/1/95-9/30/95           $0.7500-1.7500          $0.5625-0.6250
       Third quarter             10/1/95-12/31/95          $0.6100-0.9375          $0.5000-0.5625
       Fourth quarter             1/1/96-3/31/96           $0.8125-0.8125          $0.6250-0.6250


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements at Item 7 herein.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1996 AS COMPARED TO THE YEAR ENDED MARCH 31, 1995

         After the merger with ESECO, the corporate name was changed to reflect the change in business direction and the international nature of the business. As set forth in Form 8-K/A filed October 10, 1994, ESECO's primary assets at the time of the merger on July 27, 1994 consisted of production line machinery, equipment and a manufacturing facility.

         Sales for fiscal year ended March 31, 1996 amounted to $3,557,627, an increase of $514,521 or 16.9% over fiscal 1995. Increased processor sales accounted for $585,983 of this amount. Other product lines were approximately level compared to the prior fiscal year.

         Cost of goods sold increased 19.9%. to $2,684,356 from the previous year. The net increase in sales and cost of goods sold resulted in a $68,587 increase in gross profit. The resulting gross profit margin was 24.5% of sales, down from 26.4% in the previous fiscal year. This deterioration in gross profit resulted from the introduction of the processor line of equipment which is less profitable than equipment manufactured by the Company.

         Operating expenses decreased 35.7% to $1,537,979 for the 1996 fiscal year. The largest component of this decrease was a non-cash restructuring charge of $841,677 recorded in September 1994 which did not occur in fiscal year 1996. If that charge had not been recorded in the fiscal year ended March 31, 1995, operating expenses in the current fiscal year would have been only $13,503 less than the prior year.

         Interest expense increased 49.1% in the fiscal year 1996 because the cash made available from the exercise of stock options was down significantly from the prior year, thereby creating the need to borrow funds. Other income (expense), net included an adjustment for the permanent decline in the market value of investments held by the Company in fiscal year 1995 which did not occur in fiscal 1996, thus resulting in a reduction of $106,109 in this account for the year.

TRENDS

         As discussed in Item 1 above, on April 7, 1994, prior to its merger with IMGI, ESECO entered into an agreement with Colenta to distribute, on an exclusive basis, the Colenta line of automatic photographic film and paper processors in the U.S. and Canada under ESECO's Speedmaster(TM) label. ESECO also granted Colenta the limited right to distribute the ESECO product line in the Eastern Hemisphere. The processors have a higher relative cost of sales compared to enlargers; therefore, as expected, the cost of sales as a percentage of sales increased from the level in the prior fiscal year. In early fiscal year 1996, actual sales volume was somewhat less than the Company planned due to supply problems. The lower gross profit margins, coupled with smaller than expected deliveries, resulted in a significant loss from operations during fiscal 1996. However, the fiscal 1996 loss was less than the loss in the previous year and management expects this trend to continue as processor sales increase. Certain relatively fixed expenses involved in distributing processors are not expected to increase as sales volume increases.

         The Company plans to increase and maintain a higher level of processor inventory than is currently on hand which will require additional working capital to support the inventory. The costs involved in introducing the processor line and the unexpectedly low sales volume of the processor line are expected to be overcome to some extent during the 1997 fiscal year because of increased production capabilities by Colenta's opening of a new facility in Austria for some of the processor lines. In addition, the Company's technicians and sales personnel are now better trained and more knowledgeable about the unique features of these processors which should eliminate the need for training trips to Germany.

         The Company anticipates that by mid-fiscal year 1997, nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but the continued weakness of the U.S. dollar relative to the Deutsche Mark ("DM") has resulted in higher costs to the Company because it absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark, the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. Exchange rates have been below that level since prior to April 1, 1995. On January 31, 1996 the exchange rate was 1.4983 DM to the United States dollar. The cost of this agreement has not been material to the Company.

         The Company is developing new products and modifications of existing products to market through established channels. The Company is also exploring other distribution channels for existing products or modifications of existing products.

CAPITAL RESOURCES AND LIQUIDITY

         The Company incurred losses of $2,510,667 during the two fiscal years presented. These losses included special non-cash charges of $841,677 (see Note 3 to the Consolidated Financial Statements) resulting from management's plan to revise its product line and normal operating losses related primarily to the introduction of the photographic processor line and the increased overhead in administrative, accounting and legal expenses, incurred as a result of operating as a public company. The Company has funded these losses through the sale of stock in the amount of $1,666,763 and bank and related party borrowings of $1,025,503. As reflected in the consolidated statements of cash flows, cash has decreased $332,840 from April 1, 1994 to March 31, 1996, while inventory has increased by $843,860 during the same period. The Company's management anticipates that it should return to profitability during fiscal year 1998 because of new products, reduction of overhead costs primarily achieved through voluntary reductions of various management salaries, restructuring of the Company's distribution methods effective January 1,1996, focusing on direct sales and significantly reducing commissions to dealers, and the availability of processors for sale.

         On July 25, 1994 the Company granted options to various officers, directors, employees, and consultants for 1,000,000 shares of common stock at $2.00 per share with a total of 619,333 of those options being exercised. Not all of the remaining 380,667 options are expected to be exercised prior to their expiration on July 25, 1997 because the Company's common stock is trading at a significantly lower price than the option price.

         Current working capital is sufficient to sustain operations at current levels, but additional capital will be required to sustain an expected increased level of operations. Management plans to obtain the necessary working capital either through the sale of stock or debt financing, as required. The Company obtained a Small Business Administration guarantee of bank loans based on and secured by certain percentages of foreign accounts receivable for up to $1,000,000 in January 1996.

         There are currently no material commitments for capital expenditures.

CONTINUING OPERATIONS

         The Company discontinued its beauty supply operations around the same time as the merger with ESECO . All costs and liabilities relating to that activity have been disposed of. The lease commitments and other liabilities were assumed by the transferee of the operations. Continuing operations will include photography equipment and the related markets in which ESECO has been engaged for over 25 years.

SEASONALITY

         The Company is not aware of any seasonal factors affecting its business although the sale of darkroom doors tends to be slower in the fourth calendar quarter of the year.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of International Imaging, Inc. and Subsidiaries, together with the reports thereon of Arthur Andersen LLP dated May 17, 1996 are set forth on pages 10 through 22 hereof, which immediately follows this page.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of International Imaging, Inc.:

We have audited the consolidated balance sheet of International Imaging, Inc. (a Delaware corporation), formerly J & E Beauty Supply Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Imaging, Inc. and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the years ended March 31, 1996, and in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma,
    May 17, 1996

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1996


CURRENT ASSETS:
    Cash                                                              $   12,790
    Short-term investments                                                18,191
    Accounts receivable, net of allowance for doubtful accounts
       of $73,404                                                        489,820
    Inventories                                                        1,608,226
    Other current assets                                                  19,203
                                                                      ----------

             Total current assets                                      2,148,230
                                                                      ----------

PROPERTY AND EQUIPMENT:
    Building                                                             663,848
    Furniture, fixtures and equipment                                    520,701
    Land                                                                  12,560
                                                                      ----------

             Total property and equipment                              1,197,109

    Less:  Accumulated depreciation                                      651,335
                                                                      ----------

             Net property and equipment                                  545,774

OTHER NONCURRENT ASSETS, net of amortization                              11,324
                                                                      ----------


             Total assets                                             $2,705,328
                                                                      ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1996


CURRENT LIABILITIES:
    Accounts payable                                                     $   667,751
    Accrued liabilities                                                      165,228
    Deferred compensation                                                     20,000
    Short-term advances - related parties                                    205,030
    Current portion of long-term debt                                         27,471
                                                                         -----------

             Total current liabilities                                     1,085,480
                                                                           ---------

NONCURRENT LIABILITIES:
    Long-term debt, net of current portion                                 1,032,512
    Deferred compensation                                                     60,112
                                                                         -----------

             Total noncurrent liabilities                                  1,092,624
                                                                         -----------

STOCKHOLDERS' EQUITY:
    Common stock, par value $0.0012; authorized 300,000,000 shares;
      issued and outstanding 4,733,416 shares                                  5,680
    Additional paid-in capital                                             2,615,540
    Retained earnings (deficit)                                           (2,093,996)
                                                                         -----------

             Total stockholders' equity                                      527,224
                                                                         -----------

             Total liabilities and stockholders' equity                  $ 2,705,328
                                                                         ===========


 The accompanying notes are an integral part of this consolidated balance sheet.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995



                                                      1996              1995
                                                  -----------       -----------

SALES                                             $ 3,557,627       $ 3,043,106

COST OF SALES                                       2,684,356         2,238,422
                                                  -----------       -----------

GROSS PROFIT                                          873,271           804,684
                                                  -----------       -----------

OPERATING EXPENSES:
    Selling and administrative                      1,537,979         1,551,482
    Special charges (Note 3)                               --           841,677
                                                  -----------       -----------

                                                    1,537,979         2,393,159
                                                  -----------       -----------

OPERATING LOSS                                       (664,708)       (1,588,475)
                                                  -----------       -----------

INTEREST AND OTHER INCOME (EXPENSE):
    Interest income                                    36,631            18,758
    Interest expense                                  (90,041)          (60,381)
    Other income (expense), net                       (28,171)         (134,280)
                                                  -----------       -----------

                                                      (81,581)         (175,903)
                                                  -----------       -----------

NET LOSS                                          $  (746,289)      $(1,764,378)
                                                  ===========       ===========

NET LOSS PER WEIGHTED AVERAGE SHARE OF
  COMMON STOCK                                    $     (0.16)      $     (0.53)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                4,728,139         3,310,086
                                                  ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995





                                            Common Stock                Additional         Retained
                                       -----------------------            Paid-in          Earnings
                                       Shares            Amount           Capital          (Deficit)           Total
                                     ----------        ----------      -------------    ---------------     -----------

BALANCE, March 31, 1994                 677,764       $    67,777        $   886,680       $   416,671      $ 1,371,128

    Issuance of common stock            322,236            32,223            395,874              --            428,097
    Recapitalization (Note 1)         3,114,083           (95,063)            95,063              --               --
    Exercise of stock options           575,583               691          1,150,475              --          1,151,166
    Net loss                               --                --                 --          (1,764,378)      (1,764,378)
                                    -----------       -----------        -----------       -----------      -----------

BALANCE, March 31, 1995               4,689,666             5,628          2,528,092        (1,347,707)       1,186,013

    Exercise of stock options            43,750                52             87,448              --             87,500
    Net loss                               --                --                 --            (746,289)        (746,289)
                                    -----------       -----------        -----------       -----------      -----------

BALANCE, March 31, 1996               4,733,416       $     5,680        $ 2,615,540       $(2,093,996)     $   527,224
                                    ===========       ===========        ===========       ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                             1996             1995
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $  (746,289)      $(1,764,378)
    Adjustments to reconcile net loss to net cash used in operating activities-
        Special charges                                                         --             841,677
        Depreciation and amortization                                         83,340           101,026
        Gain on sales of property, equipment and investments                  (6,057)          (43,294)
        Unrealized loss on investments                                          --             172,692
        Deferred compensation                                                (16,840)          (17,433)
        Changes in current assets and liabilities-
          Increase in accounts receivable                                    (11,835)         (156,374)
          Increase in inventories                                           (337,612)         (506,248)
          Decrease in other assets                                            13,091            67,956
          Increase in accounts payable                                       299,935           210,367
          Increase (decrease) in accrued liabilities                          12,778          (308,911)
          Other                                                                  (59)             (629)
                                                                         -----------       -----------

             Net cash used in operating activities                          (709,548)       (1,403,549)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (105,274)         (318,250)
    Purchase of short-term investments                                        (3,124)         (176,633)
    Proceeds from sales of property and equipment                             11,519            46,407
    Proceeds from sale of investments                                           --              53,125
                                                                         -----------       -----------

             Net cash used in investing activities                           (96,879)         (395,351)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                               87,500         1,579,263
    Proceeds from the issuance of debt and related party advances            875,503           150,000
    Repayment of debt                                                       (195,434)         (224,145)
                                                                         -----------       -----------

             Net cash provided by financing activities                       767,569         1,505,118
                                                                         -----------       -----------

NET DECREASE IN CASH                                                         (38,858)         (293,982)

CASH, beginning of year                                                       51,648           345,430
                                                                         -----------       -----------

CASH, end of year                                                        $    12,790       $    51,648
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during period for-
      Interest                                                           $    84,387       $    51,742


  The accompanying notes are an integral part of these consolidated statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995

1. COMPANY INFORMATION:

International Imaging, Inc. (the "Company") is a manufacturer and distributor of equipment for the specialty photographic laboratory market. International Imaging entered this market when it merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994.

Prior to the combination with ESECO, the Company, under the name J & E Beauty Supply Inc. ("J & E"), operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. These operations were never profitable and J & E reported an accumulated deficit of approximately $267,700 from these operations from inception through July 27, 1994. J & E divested itself of this line of business shortly after the merger and the net assets of J & E were distributed to one of the principals of J & E who was involved in arranging the merger.

For financial reporting purposes, the merger transaction was treated as a recapitalization in which the transaction was accounted for as an issuance of ESECO's common stock in exchange for the public shell. The financial statements presented reflect the historical operating results of ESECO through July 27, 1994, and the results of the combined companies from the date of the merger. Pro forma information is not presented since the combination is not considered a business combination.

The Company has incurred losses of $2,510,667 during the prior two fiscal years. These losses included special non-cash charges of $841,677 (see Note 3) resulting from management's plan to revise its product line and normal operating losses related primarily to the introduction of the photographic processor line and the increased overhead in administrative, accounting and legal expenses, incurred as a result of operating as a public company. Also, the Company experienced some supply problems in obtaining processors to sell during fiscal year 1995 and the early part of fiscal year 1996. The Company has funded these losses through the sale of stock in the amount of $1,666,763 and bank and related party borrowings of $1,025,503. As reflected in the consolidated statements of cash flows, cash has decreased $332,840 from April 1, 1994 to March 31, 1996, while inventory has increased by $843,860 during the same period. Management anticipates the Company will return to profitability during fiscal 1998, as a result of a number of changes that have been put in place since January 1, 1996. Such changes include introduction of new products, voluntary management salary reductions, changing the way the Company distributes its products, and the increased availability of processors for sale.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, ESECO (a wholly owned subsidiary), and ESECO International Corporation (a wholly owned inactive corporation formed in fiscal 1982). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Short-term Investments

Short-term investments, which consist of equity securities, are stated at fair market value based on quoted market prices, as available. Unrealized losses on current marketable securities are reported as a net amount in stockholders' equity net of related income taxes until realized. Unrealized losses believed to reflect a permanent decline in value and realized gains or losses are determined on the specific identification method and are reflected in other income (expense), net in the accompanying consolidated statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Normal maintenance and repairs are expensed as incurred. Upon the sale or retirement of depreciable properties, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in other income (expense), net.

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives. Depreciation of property and equipment used in the manufacture of goods for sale was $65,786 and $85,594 for the years ended March 31, 1996 and 1995, respectively, and is included in cost of sales in the accompanying consolidated statements of operations.

Estimated useful lives, in years, are as follows:

                Building and improvements                     10 - 40
                Equipment and tools                            5 - 10
                Office furniture and equipment                 5 - 10
                Rental and demonstration equipment                 10
                Automobiles                                         5

Income Taxes

Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

Earnings Per Share and Shares Outstanding

Earnings per share of common stock are based upon the weighted average number of shares outstanding during the year.

Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, "Disclosures About Fair Values of Financial Instruments." Unless otherwise noted, the carrying value of the Company's financial instruments approximates the fair market value.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statements of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and highly liquid cash investments with a maturity of three months or less.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for years beginning after December 15, 1995. This statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management has not assessed the impact of this new accounting statement and plans to adopt the provisions in 1997.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a revised method of accounting for an employee stock option or similar equity instruments and requires an entity to either adopt the revised accounting method or present pro forma disclosures as if the new accounting method had been applied. The Company has not assessed the impact of this new accounting statement and plans to adopt SFAS No. 123 during fiscal 1997.

3. SPECIAL CHARGES:

During fiscal year 1995, ESECO recognized special, nonrecurring pretax charges of $841,677. These charges arose as a result of management's plan to revise its product line. The special charges included reserves for obsolete inventory of $614,720, and a writedown of certain manufacturing and demonstration equipment of $226,957.

4. INVENTORIES:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following as of March 31, 1996:

         Finished goods                     $   565,512
         Work-in-process                        504,860
         Parts and supplies                     537,854
                                            -----------

                                             $1,608,226
                                             ==========

Provisions have been made to reduce excess and obsolete inventories to net realizable values.

5. SHORT-TERM ADVANCES:

At March 31, 1996, the Company had outstanding cash advances from related parties of $205,030 primarily used to meet fiscal year 1996 operating cash flow needs. The repayment terms of the advances made are not defined and thus have been reflected as current liabilities as repayment could be demanded by the respective parties. The advances are noninterest bearing.

6. LONG-TERM DEBT:

Long-term debt consisted of the following as of March 31, 1996:


         Line of credit to a bank with interest at 2% over National prime (10.25%
             at March 31, 1996), adjusted annually, accrued interest due monthly with unpaid principal and accrued interest due upon maturity at July
             1997                                                                            $   500,000

         Note payable to a bank, with interest at 10.25%, accrued interest due monthly with unpaid principal and accrued interest due upon maturity at October 1997
                                                                                                 388,510

         Note payable to a bank, due in monthly installments of $2,500, including
             interest, at 10.25%, to June 2001                                                   150,000

         Note payable to a bank, due in monthly installments of $617, including interest
             at 6.9%, to December 1997                                                            12,131

         Note payable to a bank, due in monthly installments of $1,028, including
             interest at 8.5%, to January 1997                                                     9,342
                                                                                             -----------

                                                                                               1,059,983

             Less- Current portion of long-term debt                                              27,471
                                                                                             -----------

                                                                                             $ 1,032,512
                                                                                             ===========

The line of credit agreement allows the Company to borrow amounts based on certain percentages of its inventories and receivable balances, as defined.

On January 12, 1996, the Company entered into an agreement with the Small Business Administration ("SBA") which allows the Company to borrow up to $1,000,000 based on certain percentages of its foreign receivable balances, as defined. Amounts outstanding bear interest at 2.5% above Wall Street Journal prime rates. At March 31, 1996, no amounts were outstanding under this agreement.

Borrowings under substantially all of the notes payable, the line of credit agreement, and the SBA loan are personally guaranteed by the president of the Company.

In March 1996, the Board of Directors approved an agreement between International Imaging, Inc. and the president of the Company to place in escrow all of the voting stock of ESECO, the Company's operating subsidiary, in exchange for personal guarantees by the president of approximately $2,000,000 of the Company's debt obligations. The stock of ESECO will be held in escrow until the Company's obligations under the debt agreements are repaid in full. While in escrow, the president individually has voting power of the stock. The escrowed shares will be delivered to International Imaging, Inc. upon payment in full of the notes and release of the president from his personal guarantees within three years of the escrow agreement. If the notes are not paid within three years, the ESECO shares, along with any accompanying stock powers will be released to the president.

Maturities of long-term debt and lease financing obligations for years subsequent to March 31, 1996, are as follows:

              1997                                  $    27,471
              1998                                      910,415
              1999                                       18,330
              2000                                       20,300
              2001 and thereafter                        83,467
                                                    -----------

                                                    $ 1,059,983
                                                    ===========

7. EMPLOYEE BONUS PLAN:

The Company has an arrangement with its president which calls for an annual bonus of 5%, 7.5% or 10% of ESECO's income before bonuses and provision for income taxes based upon specified relationships between income and sales. Additionally, bonuses are paid to certain other employees based on net sales and income before bonuses and provision for income taxes. At March 31, 1996, accrued bonuses for fiscal year 1996 and accrued but unpaid bonuses for years prior to fiscal year 1996, totaling approximately $92,000 were included in accrued liabilities in the accompanying consolidated balance sheet.

8.  DEFERRED COMPENSATION:

ESECO entered into a deferred compensation agreement with an officer of ESECO whereby all bonuses due him are payable in installments, including interest, upon his reaching retirement age in 1982. Deferred compensation payments are being made at $1,667 per month. The current and noncurrent portions of the payments due under this agreement and the related accrued interest have been reflected as deferred compensation in the accompanying consolidated balance sheet.

9. INCOME TAXES:

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's net tax operating loss carryforwards totaling approximately $890,000 expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against the total amount of these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are more likely than not to be realizable. Realization is primarily dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

10.  RELATED PARTY TRANSACTIONS:

The short-term investments held by the Company consist primarily of preferred and common stock of Reconversion Technologies, Inc. The Company's general counsel is also the chief executive officer of Reconversion Technologies, Inc.

During fiscal year 1995, Reconversion Technologies, Inc. lost a significant patent infringement case which caused the quoted market value of the common stock to substantially decline. The Company believes that although the preferred stock is not publicly traded, its value has also suffered a similar decline. In addition, the Company believes the decline in market value is a permanent impairment in value and have therefore recognized a loss of approximately $173,000 which is included in 1995 other income (expense), net in the accompanying statements of operations.

In July 1994, the Company issued 86,487 shares of ESECO stock to a related party of the Company's general counsel for $86,487.

11. EMPLOYMENT AGREEMENTS:

Effective July 1, 1994, ESECO entered into five year employment agreements with eleven key employees. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as a lump-sum payment equal to 300% of the total compensation if the employee is terminated other than for cause, as defined. The annual salaries for these employees at March 31, 1996, was approximately $391,000

12.  COMMON STOCK:

Common Stock Issuances

In fiscal year 1995, ESECO sold 235,749 shares of stock at $1.45 per share prior to the merger for $341,610. Additionally, ESECO issued 86,487 shares of stock as repayment of an advance to the Company for $86,487, or $1.00 per share. (See
Note 10).

Shares issued during the fiscal years 1996 and 1995, under the stock option plan described in Note 13 totaled 43,750 shares and 575,583 shares, respectively, at $2.00 per share.

In addition to the shares issued as described above, 37,500 shares of the Company's common stock under the stock option plan described in Note 13 was issued in error to an unrelated party during fiscal year 1996. Management of the Company has requested the stock be returned or payment made for the shares issued. A receivable related to this stock has not been recorded and the stock has not been considered as issued or outstanding at March 31, 1996.

Warrants Outstanding

At March 31, 1996, the Company had redeemable, transferable warrants outstanding to purchase 728,332 shares of common stock of the Company. The warrants are exercisable at $6.00 per share through February 3, 1999, unless redeemed earlier by the Company. The Company has the right to redeem these warrants at $0.0012 per warrant upon 30 days written notice.

In addition to the warrants above, the Company also has non-redeemable, transferable warrants outstanding to purchase 36,417 shares of the Company's stock at $0.72 per share and 72,834 shares at $6.00 per share through February 3, 1999.

During fiscal year 1996, the Company issued warrants to purchase 2,050,500 shares of common stock to the president of the Company for personal guarantees he has made of the Company's debt obligations. The warrants are exercisable in whole or in part solely at the option of the holder through December 31, 2005. The exercise price is $0.50 per share, with provisions for a downward per share adjustment for certain events defined in the agreement. No compensation related to these warrants has been recorded by the Company. The common shares underlying the warrants are shares restricted from trading on the public market. In addition, at the date of issuance, the public shares were very thinly traded and management of the Company believes the market quotes on the date of grant would not be reflective of the market price for this volume of stock trading. In April 1996, warrants for an additional 45,000 shares of common stock were issued to the president of the Company under the terms and conditions described above.

13. STOCK OPTION PLAN:

Effective June 1, 1994, the Board of Directors adopted a stock option plan under which options to purchase up to 24,000,000 shares of common stock may be granted to key employees or consultants of the Company. The Plan provides that the option price may not be less than 85% of the then current market price without approval of the Company's Board of Directors and that each option shall be made exercisable as prescribed by the Company's Option Committee. No options may be granted under the Plan after December 31, 1995.

In July 1994, options to purchase 1,000,000 shares of the Company's stock for $2.00 per share were granted. Options exercised during fiscal years 1996 and 1995 totaled 43,750 and 575,583 shares, respectively. The unexercised options expire in July 1997.

In December 1994, options to purchase 250,000 shares of the Company's stock for $0.828 per share were granted to certain employees and officers of the Company. None of these options were exercised during fiscal years 1996 or 1995. The options expire in December 1997.

In July 1995, options to purchase 405,000 shares of the Company's common stock for $0.5625 per share were authorized. Of these shares, 305,000 were granted and issued to certain employees, officers, and related parties of the Company. The remaining 100,000 shares authorized but not issued will be used by the Company as part of an employment package to future employee(s). None of these options were exercised during fiscal 1996. The options expire in July 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees as of March 31, 1996, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, other than Jerome L. Kaminshine, the Executive Vice President of ESECO, is the son of Arthur A. Kaminshine. The Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                                                                        Position
          Name                        Age                   Position                      Since
------------------------            ------           -----------------------            ---------
Arthur A. Kaminshine                 72              President/Director                    1994
Edward L. Handlin                    57              Secretary/Director                    1994

         Arthur A. Kaminshine, age 72, was elected a Director and President of International Imaging, Inc. in July 1994. Prior to its merger with the Company, Mr. Kaminshine had been President and a Director of ESECO since 1964. Mr. Kaminshine attended Southwestern State University in Weatherford, Oklahoma. Mr. Kaminshine continues to be the President of ESECO, IMGI's principal subsidiary.

         Edward L. Handlin, age 57, was elected a Director and Secretary of International Imaging, Inc. in July 1994. Prior to its merger with the Company, Mr. Handlin was the Chief Financial Officer of ESECO. Mr. Handlin has a B.S. degree from the University of California, Berkeley, California and an M.B.A. degree from the University of Chicago. Mr. Handlin has also been a practicing Certified Public Accountant in the State of Oklahoma for the last thirteen years.

         No Forms 3 or 4 were filed or required to be filed during the most recent fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

         For services rendered to the Company during the fiscal year ended March 31, 1996, no executive officers received cash compensation in excess of $120,000. The following table sets forth information concerning all annual cash compensation paid to the chief executive officer of the Company for services rendered to the Company during the twelve month period ended March 31, 1996.

NAME OF INDIVIDUAL                CAPACITY                          CASH
OR NUMBER IN GROUP                 SERVED                       COMPENSATION
------------------                --------                      ------------

Arthur A. Kaminshine              President & Chief                 $77,755
                                  Executive Officer

         In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of the individual. Finally, the Company's ESECO's subsidiary is continuing to make deferred compensation payments to a retired officer of ESECO at the rate of $1,667 per month, as discussed in Note 8 to the Company's Financial Statements in Item 7 herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1996, concerning shares of Common Stock of the Company beneficially owned by persons who own more than 5% of the Company's common stock, each director and officer and by all directors and officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name and address                    Number of Shares           Percent
of Beneficial Owner                 Beneficially Owned         of Class
-------------------                 ------------------         --------
Arthur A. Kaminshine
P. O. Box 1505
Cushing, OK 74023                         362,143                7.65%

Edward L. Handlin
P. O. Box 84
Chandler, OK 74834                         17,913                (1)
(1)      Beneficial ownership of less than one percent (1%)

(2) Number of outstanding shares used to calculate percentage computed as described in the preceding paragraph: 4,733,416

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following sets forth information regarding transactions between the Company and the following persons: directors, officers and persons who, under certain assumptions set forth in the previous Item 11, potentially own in excess of 5% of the Company's Common Stock:

         A series of relatively small loans made by the President, Mr. Kaminshine to ESECO prior to and after its merger with the Company. Only a total of $54,467 remains to be repaid by the Company to Mr. Kaminshine at March 31, 1996.

         The Company granted warrants to purchase 2,050,500 shares to Mr. Kaminshine in exchange for his personal guarantee of the Company's bank lines of credit as discussed in Footnote 12 to the Consolidated Financial Statements. As part of this agreement all of the voting stock of ESECO was placed in escrow for the life of these guarantees (See Footnote 6 to the Consolidated Financial Statements).

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(a)      EXHIBITS

         (1) SEE SEC EXHIBIT NO. 23, CONSENTS OF EXPERTS AND COUNSEL, ON PAGE
26.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports during the fourth quarter of the fiscal year ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 INTERNATIONAL IMAGING, INC.



Date:   October 31, 1996                         /s/ Arthur A. Kaminshine
                                                 ------------------------
                                                 Arthur A. Kaminshine
                                                 President


Date:   October 31, 1996                         /s/ Edward L. Handlin
                                                 ---------------------
                                                 Edward L. Handlin
                                                 Chief Financial Officer