Form 10QSB
period 1996-06-30
INTERNATIONAL IMAGING INC
filed 1996-11-08
CIK 889662

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

              For the period ended June 30, 1996
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 1996, 4,733,416 shares of common stock.

                           INTERNATIONAL IMAGING, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets                        3

              Consolidated Condensed Statements of
              Operations                                                   5

              Consolidated Condensed Statements of
              Cash Flows                                                   6

              Notes to Consolidated Condensed Financial
              Statements                                                   7


  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   8



PART II       OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                             9



SIGNATURES                                                                10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,1996     March 31, 1996
                                                        ------------     --------------
                                                        (Unaudited)
CURRENT ASSETS:
         Cash                                            $    9,986       $   12,790
         Short-term investments                               7,736           18,191
         Accounts receivable - net                          655,146          489,820
         Inventories                                      1,511,040        1,608,226
         Other current assets                               128,987           19,203
                                                         ----------       ----------
         Total current assets                             2,312,895        2,148,230

PROPERTY AND EQUIPMENT:
         Building                                           663,868          663,848
         Furniture, fixtures and equipment                  520,701          520,701
         Land                                                12,560           12,560
                                                         ----------       ----------
         Total property and equipment, at cost            1,197,129        1,197,109
         Less-Accumulated depreciation                      674,358          651,335
                                                         ----------       ----------
         Net property and equipment                         522,771          545,774

OTHER ASSETS:
         Intangible and other assets                         24,940           11,324
                                                         ----------       ----------
         Total assets                                    $2,860,606       $2,705,328
                                                         ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              June 30,1996      March 31, 1996
                                                              ------------      --------------
                                                              (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                         $   745,160        $   667,751
     Accrued expenses                                             209,511            165,228
     Deferred compensation                                         20,000             20,000
     Short-term debt                                              205,030            205,030
     Current portion of long term debt                               --               27,471
                                                              -----------        -----------
             Total current liabilities                          1,179,701          1,085,480

NONCURRENT LIABILITIES:
     Long-term debt, net of current portion                     1,025,073          1,032,512
     Deferred compensation                                         51,952             60,112
                                                              -----------        -----------
             Total noncurrent liabilities                       1,077,025          1,092,624

STOCKHOLDERS' EQUITY:
     Common stock                                                   5,680              5,680
     Additional paid in capital                                 2,615,540          2,615,540
     Accumulated deficit                                       (2,017,340)        (2,093,996)
                                                              -----------        -----------
             Total stockholders' equity                       $   603,880        $   527,224

                                                              -----------        -----------
             Total liabilities and stockholders' equity       $2,860,606        $ 2,705,328
                                                              ===========        ===========



            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months ended
                                                                     ------------------
                                                                          June 30
                                                                          -------
                                                                   1996               1995
                                                               -----------        -----------
SALES                                                          $ 1,079,980        $ 1,045,015
COST OF SALES                                                      629,833            675,237
                                                               -----------        -----------
GROSS PROFIT                                                       450,147            369,778
OPERATING EXPENSES                                                 356,789            281,343
                                                               -----------        -----------
OPERATING PROFIT                                                    93,358             88,435
OTHER INCOME (EXPENSES)
         Interest income                                               418              3,174
         Interest expense                                          (18,948)           (14,161)
         Other income (expense), net                                 1,840            (43,805)
                                                               -----------        -----------
             Total other income (expenses)                         (16,690)           (54,792)
   INCOME BEFORE INCOME TAXES                                       76,668             33,643
   INCOME TAXES                                                       --                 --
                                                               -----------        -----------
   NET INCOME (LOSS)                                           $    76,668        $    33,643
                                                               ===========        ===========
   NET INCOME (LOSS) PER COMMON SHARE:                         $      0.02        $      0.01
                                                               ===========        ===========
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING         4,733,416          4,712,193
                                                               ===========        ===========



            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months ended
                                                                                          June 30
                                                                                   1996             1995
                                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $  76,668        $  33,643
    Adjustments to reconcile net income(loss) to net cash from operating activities
          Depreciation and amortization                                            23,024           11,424
          Gain on sale of property & investments                                       67           (4,602)
          Deferred compensation                                                    (8,160)          (5,001)
    Changes in current assets and liabilities -
          Decrease (increase) in accounts receivable - net                       (165,326)        (152,603)
          Decrease (increase) in inventories                                       97,186           65,181
          Decrease (increase) in other assets                                    (109,784)         (17,021)
          Increase (decrease) in accounts payable                                 (80,071)         (44,409)
          Increase (decrease) in accrued liabilities                               (3,267)          (9,238)
  Other                                                                           (13,718)          (2,275)
                                                                                ---------        ---------
  NET CASH USED BY OPERATING ACTIVITIES                                          (183,381)        (124,901)
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment                                  --              7,100
      Purchase of short term investments                                           10,455             --
      Capital expenditures                                                           --            (12,597)
                                                                                ---------        ---------
  NET CASH USED BY INVESTING ACTIVITIES                                            10,455           (5,497)
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                         --             87,500
      Proceeds from long-term debt                                                181,000           35,000
      Reduction of long-term debt                                                 (10,878)         (16,173)
                                                                                ---------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       170,122          106,327
                                                                                ---------        ---------
  NET INCREASE (DECREASE) IN CASH                                                  (2,804)         (24,071)
  CASH, beginning of period                                                        12,790           51,648
                                                                                ---------        ---------
  CASH, end of period                                                           $   9,986        $  27,577
                                                                                =========        =========

            See notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed financial statements included herein have been prepared by International Imaging, Inc. (the "Company"), and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

2. COMMON STOCK AND OPTIONS:

During the three months ended June 30, 1996, no shares were exercised under the Company's stock option plan.

3. INCOME TAXES:

The income tax expense from continuing operations for the quarter ended June 30, 1996, varied from the statutory federal income tax rate primarily due to adjustments of a valuation allowance related to the realizability of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In December 1995, the Company reorganized its marketing operations and changed its method of distribution from dealers with protected territories to field marketing representatives. The decision was made because sales by the dealer network had been declining for several quarters and the dealers were not carrying the inventory the Company felt was appropriate for maximum market penetration. The nine field representatives with whom the Company has entered into contracts are experienced in the photographic and x-ray fields and it is anticipated they will produce greater sales than were forthcoming under the dealer system.

A.       CONSOLIDATED RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

         Sales increased from $1,045,015 for the quarter ended June 30, 1995 to $1,079,980 for the quarter ended June 30, 1996, a 3.3% increase. Because of the change in distribution, i.e. direct sales rather than through dealers, realized prices were higher in the current fiscal year than in prior years. The cost of sales as a percentage of sales decreased from 64.6% in the quarter ended June 30, 1995 to 58.3% for the same period in 1996.

         Operating expenses were $281,343 for the quarter ended June 30, 1995 compared to $356,789 for the same period in 1996. Operating expenses increased to 33% of sales for the three months ended June 30, 1996 compared to 26.9% of sales for the three months ended June 30, 1995. This increase in operating expense reflects the fact that the Company is now paying commissions to field sales representatives, rather than giving discounts to dealers.

B.       LIQUIDITY AND CAPITAL RESOURCES

         The working capital position as of June 30, 1996 improved by $70,444 compared to working capital at March 31, 1996. Increased receivables allowed the Company to draw on its bank line to reduce accounts payable. Net working capital has increased compared to March 31, 1996 as a result of increased profits and decreased inventory. The working capital ratio was approximately two to one at June 30, 1996.

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

         Net cash used in operating activities was $183,381 for the three months ended June 30, 1996, as compared to $124,901 used by operations for the same period in 1995. The change was due primarily to the changes in accounts payable resulting from the increased sales activity and an increase in prepaid expenses.

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

         TRENDS

         The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but the continued weakness of the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. Exchange rates have been below that level since prior to April 1, 1995. On March 31, 1996 the exchange rate was 1.5283 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

         The Company is developing products for the Russian market that will be marketed through Kodak A.O., Moscow. The Company anticipates increased export demand in emerging countries such as Russia, the Pacific Rim countries, and Latin America.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

         The following reports on Form 8-K were prepared and filed during the quarter ended June 30, 1996:
         None

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