Form 10QSB
period 1996-09-30
INTERNATIONAL IMAGING INC
filed 1996-11-14
CIK 889662

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

                     For the period ended September 30, 1996
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1996, 4,733,416 shares of common stock.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                              Sept. 30,1996    March 31, 1996
                                              -------------    --------------
                                               (Unaudited)
CURRENT ASSETS:
      Cash                                      $   37,789       $   12,790
      Short-term investments                        17,515           18,191
      Accounts receivable - net                    243,240          489,820
      Inventories                                1,420,415        1,608,226
      Other current assets                          60,388           19,203
                                                ----------       ----------
             Total current assets                1,779,347        2,148,230
                                                ----------       ----------
PROPERTY AND EQUIPMENT:
      Building                                     663,848          663,848
      Furniture, fixtures and equipment            556,226          520,701
      Land                                          12,560           12,560
                                                ----------       ----------
      Total property and equipment               1,232,634        1,197,109
      Less-Accumulated depreciation                698,894          651,335
                                                ----------       ----------
             Net property and equipment            533,740          545,774
                                                ----------       ----------
OTHER ASSETS:
      Intangible and other assets                   11,771           11,324
                                                ----------       ----------
             Total assets                       $2,324,858       $2,705,328
                                                ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              Sept. 30, 1996     March 31, 1996
                                                              --------------     --------------
                                                                (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                          $   520,230        $   667,751
      Accrued expenses                                              152,641            165,228
      Deferred compensation                                          20,000             20,000
      Short-term debt                                               205,030            205,030
      Current portion of long-term debt                              27,471             27,471
                                                                -----------        -----------
               Total current liabilities                            925,372          1,085,480

NONCURRENT LIABILITIES:
      Long-term debt, net of current portion                      1,041,472          1,032,512
      Deferred compensation                                          50,112             60,112
                                                                -----------        -----------
               Total noncurrent liabilities                       1,091,584          1,092,624

STOCKHOLDERS' EQUITY:
      Common stock                                                    5,680              5,680
      Additional paid in capital                                  2,615,540          2,615,540
      Accumulated deficit                                        (2,313,318)        (2,093,996)
                                                                -----------        -----------
               Total stockholders' equity                       $   307,902        $   527,224
                                                                -----------        -----------
               Total liabilities and stockholders' equity       $ 2,324,858        $ 2,705,328
                                                                ===========        ===========


            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                     Six Months Ended
                                                  September 30,                         September 30,
                                          ------------------------------        ------------------------------
                                              1996               1995               1996               1995
                                          -----------        -----------        -----------        -----------
SALES                                     $   755,536        $   888,857        $ 1,835,516        $ 1,933,872
COST OF SALES                                 632,638            676,775          1,199,960          1,352,012
                                          -----------        -----------        -----------        -----------
GROSS PROFIT                                  122,898            212,082            635,556            581,860
OPERATING EXPENSES                            388,991            358,707            808,291            640,050
                                          -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS)                      (266,093)          (146,625)          (172,735)           (58,190)
OTHER INCOME (EXPENSES)
  Interest income                               4,977              2,896              5,395              6,070
  Interest expense                            (36,410)           (17,429)           (55,358)           (31,590)
  Other income (expense), net                   1,536            (17,333)             3,376            (61,138)
                                          -----------        -----------        -----------        -----------
       Total other income (expense)           (29,897)           (31,866)           (46,587)           (86,658)
                                          -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME                  (295,990)          (178,491)          (219,322)          (144,848)
TAXES
INCOME TAXES                                        0                  0                  0                  0
                                          -----------        -----------        -----------        -----------
NET INCOME (LOSS)                         $  (295,990)       $  (178,491)       $  (219,322)       $  (144,848)
                                          ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER COMMON
SHARE                                     $     (0.06)       $     (0.04)       $     (0.05)       $     (0.03)
                                          ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   4,733,416          4,733,416          4,733,416          4,733,416
                                          ===========        ===========        ===========        ===========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                              September 30
                                                       --------------------------
                                                          1996             1995
                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(219,322)       $(144,848)
  Adjustments to reconcile net income (loss) to
   net cash  from operating activities
      Depreciation and amortization                       48,006           23,522
      Gain on sale of property & investments                  --           (7,463)
      Deferred compensation                              (10,000)         (10,001)
   Changes in current assets and liabilities -
      Decrease (increase) in accounts receivable         246,580         (179,063)
      Decrease (increase) in inventories                 187,811           18,745
      Decrease (increase) in other assets                (41,185)         (35,387)
      Increase (decrease) in accounts payable           (147,521)         165,030
      Increase (decrease) in accrued liabilities         (12,587)          29,667
   Other                                                     458             (446)
                                                       ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES                     52,240         (140,244)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment              --           11,519
   Capital expenditures                                  (35,525)         (63,366)
   Purchase (sale) of short-term investments                (676)             301
                                                       ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                    (36,201)         (51,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     --           87,500
   Proceeds from long-term debt                            8,960          120,000
   Repayment of debt                                          --          (31,370)
                                                       ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  8,960          176,130
                                                       ---------        ---------
NET INCREASE (DECREASE) IN CASH                           24,999          (15,660)
CASH, beginning of period                                 12,790           51,648
                                                       ---------        ---------
CASH, end of period                                    $  37,789        $  35,988
                                                       =========        =========
Cash paid during period for -
     Interest                                          $  55,358        $  31,590

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

2. COMMON STOCK AND OPTIONS:

During the six months ended September 30, 1996, no options were exercised under the Company's stock option plan.

3. INCOME TAXES:

The income tax expense from continuing operations for the six month period ended September 30, 1996, varied from the statutory federal income tax rate primarily due to adjustments of a valuation allowance related to the realizability of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

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

A.    CONSOLIDATED RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

      Sales decreased to $755,536 for the quarter ended September 30, 1996 compared to $888,857 for the quarter ended September 30, 1995. Processor sales for the second quarter of fiscal 1996 were $198,000 compared to $254,000 during the same period in 1995. A price increase was implemented on the smaller processors resulting in reduced demand for the machines priced between $10,000 and $23,000. This decrease accounted for approximately 40% of the total decrease in sales for the quarter in 1996 over the comparable period in 1995. Cost of goods sold increased to 83.7% of sales for the second quarter ended September 30, 1996 compared to 76.1% of sales for the same period in 1995. The more profitable product lines also decreased by approximately $78,000 due to slack demand which management thinks is merely a delay in new orders and not a loss of production. Photographic processors have a lower gross profit margin than proprietary manufactured product lines such as enlargers and densitometers resulting in the reduced profitability for the quarter.

      SIX MONTHS ENDED SEPTEMBER 30, 1996 VS. SIX MONTHS ENDED SEPTEMBER 30,
      1995

      During the six month period ending September 30, 1996 as compared to the same period in 1995, sales decreased by 5.1% percent during the period, while cost of sales decreased by 11.3%. Gross profit margins increased from 30.1% of sales in 1995 to 34.6% of sales in 1996. This was primarily due to a small relative decrease in sales of photographic processors which have lower sales margins than the products manufactured by the Company and reductions from the cost cutting programs.

      Operating expenses as a percentage of sales increased from 33.1% in 1995 to 44.0% in 1996. This was caused primarily by the additional legal and accounting costs required due to SEC filings and commissions paid to the contract field marketing representatives.

B.    LIQUIDITY AND CAPITAL RESOURCES

      Net working capital decreased by approximately $209,000 compared to March 31, 1996. The working capital ratio was approximately two to one at September 30, 1996. This decrease was a reflection of the reduction in accounts receivable, inventory, and accounts payable.

      The ability of the Company to continue to expand its operations through the expansion of existing facilities, introduction of new products, or the acquisition of new facilities or businesses, may require additional funding beyond the Company's current working capital. Such additional funding may come from public or private financial sources, bank financing or a combination thereof. However, there are no assurances that any such additional funds may be obtained.

      Net cash provided by operating activities was $52,240 for the six months ended September 30, 1996, as compared to $140,244 used by operations for the same period in 1995. The change was due primarily to the decrease in accounts receivable and inventories, and an increase in accounts payable as a result of decreased sales levels.

      The Company's liquidity may be adversely affected by three market factors. First, liquidity could be adversely affected if the Company were not able to pass along to its customers any increases in the cost of importing equipment should exchange rates deteriorate. Second, the introduction of a product by a competitor company could negatively impact the profit margins of the Company. Third, liquidity could be impacted negatively if the Company is not able to effectively contain its internal costs.

TRENDS

      The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but weakness in the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases from Colenta by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company will enjoy a benefit should the exchange rate exceed 1.67 Marks. On November 1, 1996 the exchange rate was 1.5145 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

      Sales have declined substantially relative to the prior quarter and to the quarter ended one year previously. Because management is concerned that the overall sales trend is flat or declining for conventional photographic products, the Company is developing a digital imaging system that it is anticipated will strengthen the Company's marketing and financial position. At this time, the Company expects to have the product ready to sell by March 1997, but there can be no assurances the Company will in fact be able to develop such a product prior to various competitors introducing similar equipment. Further, even if the Company does develop such a product, there can be no assurances that the Company will have the financial capability to manufacture and market such a product.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
            Exhibit 27-Financial Data Schedule

      (b)  Reports on Form 8-K:

      The following reports on Form 8-K were prepared and filed during the quarter ended September 30, 1996:
             None

                                   SIGNATURES

      Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                          INTERNATIONAL IMAGING, INC.




Date: November _13_, 1996                 /s/ Arthur A. Kaminshine
                                          ------------------------
                                          Arthur A. Kaminshine, President



Date: November _13_, 1996                 /s/ Edward L. Handlin
                                          ---------------------
                                          Edward L. Handlin,
                                          Chief Financial Officer