Form 10QSB
period 1996-12-31
INTERNATIONAL IMAGING INC
filed 1997-02-14
CIK 889662

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

                     For the period ended December 31, 1996
                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.


Commission File Number:    0-26182

                          INTERNATIONAL IMAGING, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3469649
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  One Eseco Road, Cushing, Oklahoma                           74023
-----------------------------------                        ----------
(Address of principal executive offices)                    (Zip Code)

(918) 225-1266
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes  X          No
                   -----           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 20, 1997, 4,733,416 shares of common stock.

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

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                Dec. 31, 1996     March 31, 1996
                                                -------------     --------------
                                                 (Unaudited)
CURRENT ASSETS:
        Cash                                     $   19,415        $   12,790
        Short-term investments                       17,515            18,191
        Accounts receivable - net                   390,372           489,820
        Inventories                               1,321,295         1,608,226
        Other current assets                         32,930            19,203
                                                 ----------        ----------
          Total current assets                    1,781,527         2,148,230
                                                 ----------        ----------
PROPERTY AND EQUIPMENT:
        Building                                    663,868           663,848
        Furniture, fixtures and equipment           614,136           520,701
        Land                                         12,560            12,560
                                                 ----------        ----------
        Total property and equipment              1,290,564         1,197,109
        Less-Accumulated depreciation               722,340           651,335
                                                 ----------        ----------
          Net property and equipment                568,224           545,774
                                                 ----------        ----------

OTHER ASSETS:
        Intangible and other assets                  11,629            11,324
                                                 ----------        ----------
          Total assets                           $2,361,380        $2,705,328
                                                 ==========        ==========


                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                Dec. 31, 1996     March 31, 1996
                                                -------------     --------------
                                                 (Unaudited)

CURRENT LIABILITIES:
        Accounts payable                         $   542,441        $  667,751
        Accrued liabilities                          164,352           165,228
        Deferred compensation                         20,000            20,000
        Short-term debt                              205,030           205,030
        Current portion of long-term debt          1,266,981            27,471
                                                 -----------        ----------
          Total current liabilities                2,198,804         1,085,480

NONCURRENT LIABILITIES:
        Long-term debt, net of current portion            --         1,032,512
        Deferred compensation                         45,112            60,112
                                                 -----------        ----------
          Total noncurrent liabilities                45,112         1,092,624

STOCKHOLDERS' EQUITY:
        Common stock                                   5,680             5,680
        Additional paid in capital                 2,615,540         2,615,540
        Accumulated deficit                       (2,503,756)       (2,093,996)
                                                 -----------        ----------
          Total stockholders' equity                 117,464           527,224
                                                 -----------        ----------
          Total liabilities and
            stockholders' equity                 $ 2,361,380        $2,705,328
                                                 ===========        ==========



           See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended             Nine Months Ended
                                          December 31,                   December 31,
                                   ---------------------------    ----------------------------
                                       1996           1995            1996            1995
                                   ------------   ------------    ------------    ------------

SALES                              $    819,327   $    728,146    $  2,654,843    $  2,662,018
COST OF SALES                           505,445        626,004       1,705,405       1,978,016
                                   ------------   ------------    ------------    ------------
GROSS PROFIT                            313,882        102,142         949,438         684,002
OPERATING EXPENSES                      492,270        357,283       1,300,561         997,333
                                   ------------   ------------    ------------    ------------
OPERATING PROFIT (LOSS)                (178,388)      (255,141)       (351,123)       (313,331)

OTHER INCOME (EXPENSES)
 Interest income                          2,223          2,844           7,617           8,914
 Interest expense                       (34,799)       (26,822)        (90,157)        (58,412)
 Other income (expense), net             20,526        (24,859)         23,903         (85,997)
                                   ------------   ------------    ------------    ------------
  Total other income (expense)          (12,050)       (48,837)        (58,637)       (135,495)
                                   ------------   ------------    ------------    ------------
LOSS BEFORE INCOME TAXES               (190,438)      (303,978)       (409,760)       (448,826)
INCOME TAXES                                  0              0               0               0
                                   ------------   ------------    ------------    ------------
NET LOSS                           $   (190,438)  $   (303,978)   $   (409,760)   $   (448,826)
                                   ============   ============    ============    ============
NET LOSS PER COMMON SHARE          $      (0.04)  $      (0.06)   $      (0.09)   $      (0.10)
                                   ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             4,733,416      4,733,416       4,733,416       4,726,393
                                   ============   ============    ============    ============

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                                   December 31,
                                                            ----------------------------
                                                                1996            1995
                                                            ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $   (409,760)   $   (448,826)
 Adjustments to reconcile net loss to net cash from
  operating activities
      Depreciation and amortization                               78,116          41,117
      Gain on sale of property & investments                      (4,532)         (8,363)
      Deferred compensation                                      (15,000)        (15,000)
 Changes in current assets and liabilities -
      Decrease (increase) in accounts receivable                  99,448          50,331
      Decrease (increase) in inventories                         286,931        (247,308)
      Decrease (increase) in other assets                        (13,727)        (24,386)
      Increase (decrease) in accounts payable                   (125,310)        293,823
      Increase (decrease) in accrued liabilities                    (876)         27,719
 Other                                                                --            (305)
                                                            ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                           (104,710)       (331,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of property and equipment                    10,500          11,519
 Capital expenditures                                           (106,839)        (83,997)
 Sale (purchase) of short-term investments                           676             301
                                                            ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                            (95,663)        (72,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               --          87,500
 Proceeds from debt                                              261,885         495,473
 Repayment of debt                                               (54,887)       (184,882)
                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        206,998         398,091
                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH                                    6,625          (5,284)
CASH, beginning of period                                         12,790          51,648
                                                            ------------    ------------
CASH, end of period                                         $     19,415    $     46,364
                                                            ============    ============
Cash paid during period for -
  Interest                                                  $     90,157    $     58,412



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

2. COMMON STOCK AND OPTIONS:

During the nine months ended December 31, 1996, no options were exercised under the Company's stock option plan.

3. INCOME TAXES:

The income tax expense from continuing operations for the nine month period ended December 31, 1996, varied from the statutory federal income tax rate primarily due to adjustments of a valuation allowance related to the realizability of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In December 1995, the Company reorganized its marketing operations and changed its method of distribution from dealers with protected territories to field marketing representatives. The decision was made because sales by the dealer network had been declining for several quarters and the dealers were not carrying the inventory the Company felt was appropriate for maximum market penetration. The nine field representatives with whom the Company entered into contracts are experienced in the photographic and x-ray fields and it was anticipated they would produce greater sales than were forthcoming under the dealer system. To date, the Company has not experienced an improvement in its marketing results as a result of this change.

A.      CONSOLIDATED RESULTS OF OPERATIONS

        THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

        Sales increased to $819,327 for the quarter ended December 31, 1996 compared to $728,146 for the quarter ended December 31, 1995. Processor sales for the third quarter of fiscal 1996 were $349,000 compared to $227,000 during the same period in 1995. Cost of goods sold decreased to 61.7% of sales for the quarter ended December 31, 1996 compared to 86.0% of sales for the same period in 1995. Gross profit improved primarily due to the higher margins realized on processor sales due to a price increase in the first quarter of fiscal 1997.

        NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995

        During the nine month period ending December 31, 1996 as compared to the same period in 1995, sales decreased by 0.27% percent during the period, while cost of sales decreased by 13.8%. Gross profit margins increased from 25.7% of sales in 1995 to 35.8% of sales in 1996. This change was primarily due to price increases on some photographic processors and cost reductions from voluntary salary reductions and downsizing.

        Operating expenses as a percentage of sales increased from 37.5% in 1995 to 49.0% in 1996. This was caused primarily by the additional legal and accounting costs incurred due to SEC filings, increased research and development expenses, and commissions paid to the contract field marketing representatives.

B.      LIQUIDITY AND CAPITAL RESOURCES

        Net working capital decreased by approximately $1,480,000 compared to March 31, 1996. The working capital ratio was approximately 0.81 to one at December 31, 1996. This decrease was primarily a reflection of the reclassification of long-term debt to short-term debt. Management believes the financing will be renewed by the bank when it matures but has classified the debt as short term debt in the December 31, 1996 financial statements.

        The ability of the Company to continue to expand its operations through the expansion of existing facilities, introduction of new products, or the acquisition of new facilities or businesses, may require additional funding beyond the Company's current working capital. Such additional funding may come from public or private financial sources, bank financing, or a combination thereof. However, there are no assurances that any such additional funds may be obtained.

        Net cash used by operating activities was $104,710 for the nine months ended December 31, 1996, as compared to $331,198 used by operations for the same period in 1995. The change was due primarily to the losses incurred and the decrease in accounts receivable, inventories, and accounts payable as a result of decreased sales levels.

        The Company's liquidity may be adversely affected by three market factors. First, liquidity could be adversely affected if the Company were not able to pass along, to its customers, any increases in the cost of importing equipment should exchange rates deteriorate. Second, the introduction of a product by a competitor company could negatively impact the profit margins of the Company. Third, liquidity could be impacted negatively if the Company is not able to effectively contain its internal costs.

TRENDS

        The Company anticipates that by mid-1997 nearly one-half of its sales volume will consist of processors imported from Germany. These machines are priced in U.S. dollars, but weakness in the U.S. dollar relative to the Deutsche Mark ("DM") results in higher costs to the Company. This results because the Company absorbs all exchange rate declines below 1.50 DM to the U.S. dollar under an agreement entered into April 1, 1995. This agreement calls for the Company to adjust its payments to Colenta so that Colenta will not receive less than 1.50 DM to the U.S. dollar on purchases by the Company. This same agreement sets a ceiling of 1.67 DM to the dollar so that if the dollar should strengthen against the Deutsche Mark the Company would enjoy a benefit. On January 20, 1996 the exchange rate was 1.6264 DM to the U.S. dollar. The cost of this agreement has not been material to the Company.

        Because management is concerned that the overall sales trend is flat or declining, for conventional photographic products, the Company is developing a digital imaging system that is anticipated will strengthen the Company's marketing and financial position. At this time, the Company expects to have the product ready to sell by March 1997, but there can be no assurances the Company will in fact be able to develop such a product prior to various competitors introducing similar equipment. Further, even if the Company does develop such a product, there can be no assurances that the Company will have the financial capability to manufacture and market such a product.

        The Company incurred combined losses of $2,510,667 during fiscal years 1996 and 1995 in addition to the $409,760 loss thus far in fiscal 1997. These losses included special non-cash charges of $841,677 in fiscal 1995 resulting from management's plan to revise its product line and normal operating losses related primarily to the introduction of the photographic processor line and the increased overhead in administrative, accounting and legal expenses, incurred as a result of operating as a public company. The Company has funded these losses through the sale of stock in the amount of $1,666,763 and bank and related party borrowings of $1,287,388. The Company's management anticipates that, if new products sell as expected and if costs can be reduced, the Company should return to profitability during fiscal year 1998. New products include digital imaging devises mentioned above.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
             None

        (b)  Reports on Form 8-K:

        The following reports on Form 8-K were prepared and filed during the quarter ended December 31, 1996:
             None

                                   SIGNATURES

        Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        INTERNATIONAL IMAGING, INC.


Date: February 4, 1997                  /s/ Arthur A. Kaminshine
                                        -------------------------------------
                                        Arthur A. Kaminshine, President


Date: February 4, 1997                  /s/ Edward L. Handlin
                                        -------------------------------------
                                        Edward L. Handlin,
                                        Chief Financial Officer