Form 10KSB40
period 1997-03-31
INTERNATIONAL IMAGING INC
filed 1997-07-24
CIK 889662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year ended March 31, l997.
                         Commission File Number 0-26182

                           INTERNATIONAL IMAGING, INC.
                 (Name of small business issuer in its charter)


      Delaware                                             13-3469649
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

One Eseco Road, Cushing, Oklahoma                            74023
(Address of principal executive offices)                   (Zip Code)

          (918) 225-1266
(Issuer's telephone number)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0012 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

                       (Cover page continued on next page)

Issuer's revenues for its most recent fiscal year:  $ 3,136,818

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 1997 (December 20, 1996 was the last trade date), $295,838.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           No  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1997, 4,733,416 shares of common stock.

No documents are incorporated by reference except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one)
Yes           No  X

                           INTERNATIONAL IMAGING, INC.
                                TABLE OF CONTENTS

                                                                                      PAGE NO.
PART I
  Item 1.        Description of Business                                                 4

  Item 2.        Description of Properties                                               6

  Item 3.        Legal Proceedings                                                       6

  Item 4.        Submission of Matters to a Vote of Security Holders                     7

PART II
  Item 5.        Market for Common Equity and Related Stockholder Matters                7

  Item 6.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               7

  Item 7.        Financial Statements                                                    9

  Item 8.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                               23
PART III
  Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act                      23

  Item 10.       Executive Compensation                                                 23

  Item 11.       Security Ownership of Certain Beneficial Owners and
                 Management                                                             24

  Item 12.       Certain Relationships and Related Transactions                         24

  Item 13.       Exhibits and Reports on Form 8-K                                       24

SIGNATURES                                                                              25

Part I

ITEM 1. DESCRIPTION OF BUSINESS
GENERAL:

         International Imaging, Inc. ("IMGI" or the "Company"), a Delaware corporation formed in 1988, is a manufacturer and distributor of equipment for the specialty photographic laboratory market. IMGI entered this market when it merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994. IMGI imports and markets a full line of film and paper processors under its Speedmaster(R) label; IMGI also manufactures photographic process instrumentation, including densitometers, color analyzers, darkroom doors, computer controlled image enlargers and roll paper production transport systems. In addition, some of the Company's equipment is used for nondestructive testing in other industries such as brewing and x-ray processing.

         On April 8, 1997, International Imaging, Inc. filed a prenegotiated Joint Plan of Reorganization (the "Reorganization Plan") in the United States Bankruptcy Court for the Western District of Oklahoma (the Court") case no. 97-13285BH. The Reorganization Plan only addresses the reorganization of International Imaging, Inc. and not the Company's wholly owned operating subsidiary, ESECO.

              The Reorganization Plan calls for a one for five reverse stock split and the issuance to the Company's creditors of 500,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock of IMGI in exchange for outstanding debt to related parties of $206,512 and accrued interest of $7,249 recorded as accrued liabilities in the accompanying consolidated balance sheet.

              The Company's Plan was filed in cooperation with the named creditors and has been approved by a majority of the shareholders. Management believes the Court will approve the Reorganization Plan; however, a date for final approval has not been set.

         Through its subsidiary, ESECO, the Company has over 25 years experience in the photographic industry through its specialization in the electronic photo instrumentation and color analyzer markets. In 1987, ESECO introduced automated continuous process imaging enlargers. ESECO entered into a Distribution Agreement with Colenta Labortechnik, GmbH and ART Processor-Technik, GmbH (collectively "Colenta") on April 7, 1994 to distribute that company's line of photographic paper and film processors in the United States, Canada, and Mexico. ESECO agreed with Colenta to distribute it's products to the remainder of the Western Hemisphere. ESECO added the processor lines so that it could provide its customers with a full line of photographic equipment for the laboratory.

MARKETING AND COMPETITION:

         The Company distributes its product lines both through dealers and direct sales. Prior to January 1, 1996 approximately 60% of its sales were made to dealers or other manufacturers, while approximately 40% of its sales were made directly to the end-user. On January 1, 1996, the Company changed its distribution method as described below.

         In the Western Hemisphere, IMGI has four primary product lines; enlargers, photo instrumentation devices, processors, and darkroom doors. Prior to January 1, 1996, the Company had contracts with 13 select dealers in the United States and two in Canada that are authorized to handle the entire product line. On that date, all but one of the dealers' distribution agreements with ESECO were terminated or modified. The Company now uses commission representatives and telephone sales as the primary marketing approach. The telephone marketing is augmented by exhibiting at various trade shows oriented to different aspects of the industry. The Company also has contracts with a number of other dealers and catalog sales companies who may sell part of the product line; however, they do not have the required technical training to sell the more sophisticated equipment the Company produces.

         IMGI is primarily represented in the Eastern Hemisphere by subsidiaries of the Eastman Kodak Co. and the ART Colenta Group, although it sells products in South America, Canada, Japan, Korea and China through established representatives or by direct sales. The Company also supplies equipment to other manufacturers, including some manufacturers that compete with IMGI, that is either sold under such manufacturers' respective labels or is incorporated into their manufactured equipment.

         The overall world photographic market is mature with projected growth of three to five per cent per year. The laboratory equipment portion of the photographic industry has been very slow in recent years due to the anticipated change to digital imaging. Management believes the need for capital equipment will expand in time as the older equipment wears out with use. Management believes IMGI operates in a niche of the photographic market by providing a more efficient and faster way to produce photographic products. The Company's management believes that this part of the market, while relatively small, will experience greater growth than the overall photographic market.

         There are several major suppliers of enlargers both in the United States and in foreign countries. The Company believes that its automated enlargers and its digital product, as discussed below, are more technologically advanced and operate more automatically than most of its competitors' equipment.

         Management believes the Company is the second largest manufacturer of photo instrumentation devices in the United States with the broadest product line, providing a family of very sensitive, reliable devices. The basic application technology of the photo instrumentation is currently being modified to be a color-sensing device in other applications.

         There are currently two manufacturers of processor lines in the United States. The Company believes that it can compete successfully with each of them due to the superior technology and customer support provided for the imported processors from Colenta in Germany.

         There is one other manufacturer of revolving darkroom doors in the United States. It primarily manufactures metal doors, whereas the Company manufactures doors using plastic components, which currently places the Company at a cost disadvantage. In addition, the Company has sold some darkroom doors in export markets, but expensive shipping costs limit such sales. Some of the Company's equipment is used for non-destructive testing in other areas such as radiation monitoring and brewing, but these are not major segments of the business at this time.

         The Company advertises in professional and trade publications to create name recognition and a quality image. The Company does not depend on any one or even a few major customers for its sales. In addition, no individual customer accounts for more than 10% of total sales although management expects various subsidiaries of the Eastman Kodak Company will account for approximately 10% of total sales.

CONSOLIDATED STRATEGY:

         IMGI plans to build on its reputation for advanced engineering and responsiveness to customer needs to expand the processor segment of its market in the United States. By expanding the variety of products and related technical services available to its customers, IMGI should be able to increase market penetration. The Company also plans to add compatible product lines to further utilize its sales force.

         The Company introduced the Digimatic Universal(TM) digital imaging system in February 1997. No deliveries to end users have been made yet, but the Company has installed one unit in a dealers facility where it is being demonstrated to various Federal Government agencies.

EMPLOYMENT:

         As of March 31, 1997, the Company employed 38 individuals, all of whom resided in the United States. In addition, the Company had contracts with some independent sales representatives.

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

RESEARCH AND DEVELOPMENT

         The Company maintains an engineering staff of five professionals to develop new products and applications for existing products. This department is currently developing a digital imaging enlarger and smaller, portable photo instrumentation devices as well as ultra-sensitive photo instrumentation and dosimetry devices. The total amount of research and development expenses during the fiscal year was 5.6% of total sales.

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

ITEM 3. LEGAL PROCEEDINGS

         On April 8, 1997, after the Company's fiscal year end, the Company filed a Joint Plan of Reorganization in the Bankruptcy Court for the Western District of Oklahoma. This Reorganization Plan was mailed to all shareholders and approved by a majority of the shareholders. There were no dissenting shareholder votes. There were five creditors of the Company and they agreed to the plan.

         The Plan calls for a one for five reverse stock split and the issuance of stock and warrants to the creditors in exchange for debt of $206,512 and accrued interest of $7,249. All of the creditors are associates of G. David Gordon, the Company's former General Counsel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the NASDAQ Bulletin Board under the symbol "IMGI". On March 31, 1997 there were approximately 189 shareholders of record of the Common Stock of the Company, based on information provided by the Company's transfer agent.

         The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                                    Bid prices
                                                                                    ----------
       Fiscal 1995-1997                                       High                      Low
       ----------------                                       ----                      ---
       First quarter          4/1/95-6/30/95            $ 1.5800-2.3750           $1.3750-2.1250
       Second quarter         7/1/95-9/30/95            $ 0.7500-1.7500           $0.5625-0.6250
       Third quarter        10/1/95-12/31/95            $ 0.6100-0.9375           $0.5000-0.5625
       Fourth quarter        1/1/96- 3/31/96            $ 0.8125-0.8125           $0.6250-0.6250
       First quarter          4/1/96-6/30/96            $0.40625-0.5100           $0.3125-0.3750
       Second quarter         7/1/96-9/30/96                  No trades
       Third quarter        10/1/96-12/31/96            $ 0.0725-0.5000           $0.0625-0.5000
       Fourth quarter        1/1/97- 3/31/97                  No trades


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-KSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements at Item 7 herein.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1997 AS COMPARED TO THE YEAR ENDED MARCH 31, 1996

         Sales for fiscal year ended March 31, 1997 amounted to $3,136,818, a decrease of $420,809 or 11.8% compared to fiscal 1996. A decrease in processor sales accounted for approximately $171,000 of this amount. Speedmaster(TM) and Speedmatic(TM) product lines of densitometers, color analyzers, and enlarger easels were down approximately $158,000 compared to the prior fiscal year. Management feels sales of processors and analyzers are down due to a reluctance on the part of customers to invest in non-digital laboratory equipment.

         Cost of goods sold decreased 18.5%. to $2,186,841 from the previous year. The net decrease in sales and cost of goods sold resulted in a $76,706 increase in gross profit. The resulting gross profit margin was 30.3% of sales, up from 24.5% in the previous fiscal year. This increase in gross profit resulted from a decrease in employees, and the marketing emphasis on direct sales, which have better margins, rather than sales to dealers.

         Operating expenses decreased 2.2% to $1,504,757 for the 1997 fiscal year. The decrease was largely accounted for by a 19.2% decrease in Administrative expenses. Engineering and Research expenses increased 10.9% and Sales expenses decreased 1.0%.

         Interest expense increased 42.7% in the fiscal year 1997 because of the need to borrow funds for capital expenditures. Other income (expense), net improved significantly over the prior year.

TRENDS

         On April 8, 1997, International Imaging Inc. filed a prenegotiated Joint Plan of Reorganization (the "Reorganization Plan") in the United States Bankruptcy Court for the Western District of Oklahoma (the Court"). The Reorganization Plan only addresses the reorganization of International Imaging, Inc. and not the Company's wholly owned operating subsidiary, ESECO.

         The Reorganization Plan calls for a one for five reverse stock split and the issuance of common stock and warrants to the creditors in exchange for outstanding debt and accrued interest. Specifically, short-term advances - related parties of $206,512 and accrued interest of $7,249 included in accrued liabilities in the accompanying consolidated balance sheet would be exchanged for 500,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at $3.50 per share and 1,000,000 shares of common stock at $4.50 per share. (All share amounts are subsequent to the one for five reverse stock split.)

         The Reorganization Plan was filed in cooperation with the named creditors and has been voted on and agreed to by a majority of the shareholders. Management believes the Court will approve the Reorganization Plan; however, a date for final approval has not been set.

         On April 7, 1994, prior to its merger with IMGI, ESECO entered into an agreement with Colenta to distribute, on an exclusive basis, the Colenta line of automatic photographic film and paper processors in the U.S. and Canada under ESECO's Speedmaster(TM) label. ESECO also granted Colenta the limited right to distribute the ESECO product line in the Eastern Hemisphere. The processors have a higher relative cost of sales compared to enlargers; but, because of a price increase and more direct sales, the cost of sales as a percentage of sales decreased from the level in the prior fiscal year. Even though processor sales declined 14.2% in fiscal year 1997, processors accounted for a significant proportion of sales, but gross margins generated by processors increased significantly because of the factors mentioned above. These changes, plus the reduction in Administrative expenses, reduced the loss from operations during fiscal 1997 by $109,928. The fiscal 1997 loss was less than the loss in the previous year and management expects this trend to continue because of price increases.

         The Company is developing new products and modifications of existing products to market through established channels. It expects the Digimatic Universal(TM) to make a major contribution to sales and profits. The Company is also exploring other distribution channels for existing products or modifications of existing products.

CAPITAL RESOURCES AND LIQUIDITY

         The Company incurred losses of $1,417,116 during the two fiscal years presented. The Company's management expects the losses will decrease during fiscal year 1998 because of new products, primarily the Digimatic Universal, reduction of overhead costs primarily achieved through voluntary reductions of various management salaries, restructuring of the Company's distribution methods effective January 1, 1996, focusing on direct sales and significantly reducing commissions to dealers, and the availability of processors for sale.

         Current working capital is not sufficient to sustain operations at current levels, and additional capital will be required to sustain an expected increased level of operations. Management plans to obtain the necessary working capital either through the sale of stock or debt financing, as required. If the working capital cannot be acquired, the Company will face severe liquidity problems.

The Company reduced its investment in inventory by $297,314 during the year resulting in a positive cash flow from operations. Part of the Reorganization Plan involves warrants, which if exercised, will provide capital for expansion and for other investments.

         There are currently no material commitments for capital expenditures.

SEASONALITY

         The Company is not aware of any seasonal factors affecting its business although the sale of darkroom doors tends to be slower in the fourth calendar quarter of the year.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of International Imaging, Inc. and Subsidiaries, together with the reports thereon of Arthur Andersen LLP dated June 20, 1997 are set forth on pages 10 through 22 hereof, which immediately follows this page.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of International Imaging, Inc.:

We have audited the accompanying consolidated balance sheet of International Imaging, Inc. (a Delaware corporation), formerly J & E Beauty Supply Inc., and subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Imaging, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an excess of current liabilities over current assets and has a net stockholders' deficit. On April 8, 1997, International Imaging, Inc. filed a prenegotiated Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the future operations of the Company are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Oklahoma City, Oklahoma,
    June 20, 1997

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

CURRENT ASSETS:
    Cash and cash equivalents                          $    6,668
    Short-term investments                                 17,815
    Accounts receivable, net of allowance for
      doubtful accounts of $5,000                         181,343
        Inventories                                     1,310,912
        Other current assets                                9,085
                                                       ----------

                  Total current assets                  1,525,823
                                                       ----------
      PROPERTY AND EQUIPMENT:
        Building                                          663,868
        Furniture, fixtures and equipment                 621,346
        Land                                               12,560
                                                       ----------

                  Total property and equipment          1,297,774

        Less- Accumulated depreciation                    744,615

                  Net property and equipment              553,159

      OTHER NONCURRENT ASSETS, net of amortization         10,758
                                                       ----------

                  Total assets                         $2,089,740
                                                       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

CURRENT LIABILITIES:
    Accounts payable                                                       $   632,454
    Accrued liabilities                                                        159,163
    Deferred compensation                                                       20,000
    Short-term advances - related parties                                      206,512
    Advances from president                                                     55,047
    Short-term debt                                                            620,161
    Current portion of long-term debt                                           30,000
                                                                           -----------

             Total current liabilities                                       1,723,337
                                                                           -----------
NONCURRENT LIABILITIES:
    Long-term debt, net of current portion                                     467,053
    Deferred compensation                                                       42,953
                                                                           -----------

             Total noncurrent liabilities                                      510,006
                                                                           -----------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, par value $0.0012; authorized 300,000,000 shares;
      issued and outstanding 4,733,416 shares                                    5,680
        Additional paid-in capital                                           2,615,540
        Accumulated deficit                                                 (2,764,823)
                                                                           -----------

             Total stockholders' equity (deficit)                             (143,603)
                                                                           -----------
             Total liabilities and stockholders' equity (deficit)          $ 2,089,740
                                                                           ===========


         The accompanying notes are an integral part of this consolidated balance sheet.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                    1997             1996
                                                 -----------      -----------
SALES                                            $ 3,136,818      $ 3,557,627

COST OF SALES                                      2,186,841        2,684,356
                                                 -----------      -----------

GROSS PROFIT                                         949,977          873,271
                                                 -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       1,504,757        1,537,979
                                                 -----------      -----------

OPERATING LOSS                                      (554,780)        (664,708)
                                                 -----------      -----------

OTHER INCOME (EXPENSE):
    Interest income                                    2,708           36,631
    Interest expense                                (128,527)         (90,041)
    Other                                              9,772          (28,171)
                                                 -----------      -----------

                                                    (116,047)         (81,581)
                                                 -----------      -----------

NET LOSS                                         $  (670,827)     $  (746,289)
                                                 ===========      ===========

NET LOSS PER WEIGHTED AVERAGE SHARE
    OF COMMON STOCK                              $     (0.14)     $     (0.16)
                                                 ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             4,733,416        4,728,007
                                                 ===========      ===========





           The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                       Common Stock          Additional
                                  ----------------------       Paid-in       Accumulated
                                    Shares       Amount        Capital         Deficit           Total
                                  ----------   ----------   ------------     -----------        -------
BALANCE, March 31, 1995           4,689,666     $5,628       $2,528,092     $(1,347,707)     $ 1,186,013

   Exercise of stock options         43,750         52           87,448            --             87,500
   Net loss                            --         --               --          (746,289)        (746,289)
                                  ---------     ------       ----------     -----------      -----------

BALANCE, March 31, 1996           4,733,416      5,680        2,615,540      (2,093,996)         527,224

   Net loss                            --         --               --          (670,827)        (670,827)
                                  ---------     ------       ----------     -----------      -----------

BALANCE, March 31, 1997           4,733,416     $5,680       $2,615,540     $(2,764,823)     $  (143,603)
                                  =========     ======       ==========     ===========      ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                             1997          1996
                                                                            -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(670,827)     $(746,289)
    Adjustments to reconcile net loss to net cash used in operating activities-
             Depreciation and amortization                                  108,482         83,340
             Gain on sales of property, equipment and investments            (4,140)        (6,057)
             Deferred compensation                                          (17,160)       (16,840)
             Changes in current assets and liabilities-
              (Increase) decrease in accounts receivable                    308,477        (11,835)
              (Increase) decrease in inventories                            297,314       (337,612)
              Decrease in other current assets                               10,118         13,091
              Increase in accounts payable                                    9,888        299,935
              Increase (decrease) in accrued liabilities                     (6,065)        12,778
              Other                                                             376            (59)
                                                                          ---------      ---------

                  Net cash provided by (used in) operating activities        36,463       (709,548)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (122,392)      (105,274)
    Purchase of short-term investments                                         --           (3,124)
    Proceeds from sales of property and equipment                            11,232         11,519
                                                                          ---------      ---------

                  Net cash used in investing activities                    (111,160)       (96,879)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of debt and related party advances           572,091        875,503
    Repayment of debt                                                      (503,516)      (195,434)
    Proceeds from sale of common stock                                         --           87,500
                                                                          ---------      ---------


                  Net cash provided by financing activities                  68,575        767,569
                                                                          ---------      ---------

NET DECREASE IN CASH                                                         (6,122)       (38,858)

CASH, beginning of year                                                      12,790         51,648
                                                                          ---------      ---------

CASH, end of year                                                         $   6,668      $  12,790
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during period for-
      Interest                                                            $ 118,868      $  84,387




           The accompanying notes are an integral part of these consolidated financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1. COMPANY INFORMATION:

International Imaging, Inc. (the "Company") is a manufacturer and distributor of equipment for the specialty photographic laboratory market. International Imaging, Inc. entered this market when it merged with Electronic Systems Engineering Co. ("ESECO") on July 27, 1994.

Subsequent Event

On April 8, 1997, International Imaging, Inc. filed a prenegotiated Joint Plan of Reorganization (the "Reorganization Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Oklahoma (the "Court"). The Reorganization Plan only addresses the reorganization of International Imaging, Inc. and not the Company's wholly owned operating subsidiary, ESECO.

The Reorganization Plan calls for a one for five reverse stock split and the issuance of common stock and warrants to the creditors in exchange for outstanding debt and accrued interest. Specifically, short-term advances - related parties of $206,512 and accrued interest of $7,249 included in accrued liabilities in the accompanying consolidated balance sheet would be exchanged for 500,000 shares of common stock and warrants to purchase 2,000,000 and 1,000,000 shares of common stock at $3.50 and $4.50 per share, respectively. (All share amounts are subsequent to the one for five reverse stock split.)

The Reorganization Plan was filed in cooperation with the named creditors and has been voted on and agreed to by a majority of the shareholders. Management believes the Court will approve the Reorganization Plan; however, a date for final approval has not been determined.

Operating Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended March 31, 1997 and 1996, the Company reported a consolidated loss of $1,417,116, and, at March 31, 1997, reported an excess of current liabilities over current assets and a net stockholders' deficit of $143,603. These losses have been funded primarily by bank and related party debt, slower payment of accounts payable, increased cash flows from collection of accounts receivable and a reduction of existing inventory.

The Company is developing new products and is modifying existing products to enhance sales. One product, the Digimatic Universal, a digital imaging system, has been demonstrated at various trade shows and has received positive recognition in selected trade publications. However, no sales were made of this product in fiscal year 1997, as it only became ready for production in early fiscal year 1998. Management is uncertain as to the market's acceptance or level of sales that can be achieved by this new product.

The Reorganization Plan described above proposes to reduce the Company's current liabilities; however, the effect of the Reorganization Plan will not significantly impact the Company's future cash flows or operating results. Management's plan for operating in fiscal year 1998 is highly contingent on the ability to produce and sell the Digimatic Universal, maintaining sales levels on existing products, reductions of general and administrative costs and the availability of continued financing.

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

Property and Equipment

Property and equipment is recorded at cost. Normal maintenance and repairs are expensed as incurred. Upon the sale or retirement of depreciable properties, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in other income (expense).

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives. Depreciation of property and equipment used in the manufacture of goods for sale was $87,313 and $65,786 for the years ended March 31, 1997 and 1996, respectively, and is included in cost of sales in the accompanying consolidated statements of operations.

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

Financial Instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments." Management believes the carrying value of the Company's financial instruments approximates the fair market value.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash includes cash on hand and highly liquid cash investments with a maturity of three months or less.

Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which replaces primary earnings per share ("EPS") with basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The statement is effective for periods ending after December 15, 1997, and does not allow for early adoption. Upon adoption, restatement of prior years' EPS will be required. The Company believes the effect on its EPS in future periods will be immaterial.

In July 1997, the FASB issued SFAS No. 129, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and certain other changes in equity (excluding stock related transactions) that bypass net income. The statement is effective for periods ending after December 15, 1997. When adopted, reclassification of comparative financial statements provided for earlier periods is required. During the year ended March 31, 1997, the Company has no comprehensive income items which would require modification under this statement.

3. INVENTORIES:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following as of March 31, 1997:

           Finished goods                             $   410,805
           Work-in-process                                403,621
           Raw material parts and supplies                496,486
                                                      -----------

                                                      $ 1,310,912
                                                      ===========


Provisions have been made to reduce excess and obsolete inventories to net realizable values.

4. SHORT-TERM ADVANCES - RELATED PARTIES:

At March 31, 1997, the Company had outstanding advances from related parties of $206,512 primarily used to meet operating cash flow requirements. Advances totaling $65,000 are covered under a note agreement that matured in November 1996, with interest at 7.5% per annum. At March 31, 1997, the balance of the note remained unpaid and the Company was in default of the note terms. The remaining advances totaling $141,512 were not covered under note agreements, have no defined repayment terms and are not interest bearing.

The advances from the related parties described above are included in the Company's Reorganization Plan described in Note 1.

5. ADVANCES FROM PRESIDENT:

At March 31, 1997, the Company had outstanding cash advances from the president of the Company of $55,047. The advances were used to meet operating cash flow needs. The repayment terms of the advances are not defined and thus the advances have been reflected as a current liability. The advances are noninterest bearing and are subordinate to the obligations to a bank detailed in Note 6.

6. DEBT OBLIGATIONS:

Debt obligations at March 31, 1997, consisted of the following:

Short-Term Debt

      Line of credit to a bank with interest at 2% over National prime (10.5% at
          March 31, 1997), adjusted annually, accrued interest due monthly with unpaid principal and accrued interest due upon maturity at
          July 1997                                                                    $500,000

      Note payable to a bank, due in monthly installments of $617, including
          interest, at 6.9%, to December 1997                                             5,315

      Note payable to a bank, with interest at 10.25%, accrued interest due monthly with unpaid principal and accrued interest due upon maturity
          in October 1997                                                                81,343

      Note payable to a bank, with interest at 10.25%.  The note was repaid to the
          bank in May 1997                                                               21,253

      Note payable to a bank, with interest at 10.5%.  The note was repaid to the
          bank in June 1997                                                              12,250
                                                                                       --------
                   Total short-term debt                                               $620,161
                                                                                       ========



Long-Term Debt

      Notepayable to a bank, with interest at 10.5%, accrued interest due monthly with unpaid principal and accrued interest due upon maturity
          in October 1997 (see below)                                                  $367,053

      Note payable to a bank, due in monthly installments of $2,500, plus interest
          at 10.5%, to June 2001                                                        130,000
                                                                                       --------

          Total long-term debt                                                          497,053

          Less- Current portion                                                          30,000
                                                                                       --------
          Long-term debt, net of current portion                                       $467,053
                                                                                       ========


The note payable of $367,053 included above as long-term debt has been classified as long-term based on a commitment letter signed by the bank that the note will be renewed in October 1997 for an additional one year period.

The line of credit agreement allows the Company to borrow amounts based on certain percentages of its inventories and receivable balances, as defined. The short-term and long-term notes payable and line of credit detailed above are individually secured by various assets of the Company including land, building, automobile, accounts receivable, inventory and certain contract rights. Borrowings under substantially all of the notes payable and the line of credit agreement are personally guaranteed by the president of the Company.

In March 1996, the Board of Directors approved an agreement between International Imaging, Inc. and the president of the Company to place in escrow all of the voting stock of ESECO, the Company's operating subsidiary, in exchange for personal guarantees by the president of approximately $2,000,000 of the Company's debt obligations. The stock of ESECO will be held in escrow until the obligations under the debt agreements are repaid in full. While in escrow, the president individually has voting power of the stock. The escrowed shares will be delivered to International Imaging, Inc. upon payment in full of the notes and release of the president from his personal guarantees within three years of the escrow agreement. If the notes are not paid within three years, the Company's shares of ESECO, along with any accompanying stock powers will be released to the president.

Maturities of long-term debt for years subsequent to March 31, 1997, are as follows:

              1998                                   $  30,000
              1999                                     397,053
              2000                                      30,000
              2001                                      30,000
              2002 and thereafter                       10,000
                                                     ---------

                                                     $ 497,053
                                                     =========

7. EMPLOYEE BONUS PLAN:

The Company has an arrangement with its president which calls for an annual bonus of 5%, 7.5% or 10% of ESECO's income before bonuses and provision for income taxes based upon specified relationships between income and sales. Additionally, bonuses are awarded to certain other employees based on net sales and income before bonuses and provision for income taxes. No bonuses were awarded during fiscal years 1997 or 1996. Bonuses awarded in prior years which remained unpaid at March 31, 1997, totaled $89,646 and are included in accrued liabilities in the accompanying consolidated balance sheet. Interest on unpaid bonuses is accrued based on the one year certificate of deposit rate at a local bank.

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

9. INCOME TAXES:

A valuation allowance is required to be recorded against tax assets which are not likely to be realized. The Company's net tax operating loss carryforwards totaling approximately $2,100,000 expire at specific future dates, beginning in 2009, and utilization of certain carryforwards is limited to specific amounts each year. Due to the Company's past performance and the expiration dates of the net operating loss carryforwards, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against the total amount of these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are more likely than not to be realizable. Realization is primarily dependent upon future earnings. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

10.  RELATED PARTY TRANSACTIONS:

The short-term investments held by the Company consist primarily of preferred and common stock of Reconversion Technologies, Inc. The Company's former general counsel is also the chief executive officer of Reconversion Technologies, Inc.

11. EMPLOYMENT AGREEMENTS:

Effective July 1, 1994, ESECO entered into five-year employment agreements with eleven key employees. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as a lump-sum payment equal to 300% of the total compensation if the employee is terminated other than for cause, as defined. The annual salaries for these employees at March 31, 1997, was approximately $342,300.

12.  COMMON STOCK:

Common Stock Issuances

Shares issued during fiscal year 1996, under the stock option plan described in
Note 13 totaled 43,750 shares, at $2.00 per share.

Warrants Outstanding

At March 31, 1997, the Company had redeemable, transferable warrants outstanding to purchase 728,332 shares of common stock of the Company. The warrants are exercisable at $6.00 per share through February 3, 1999, unless redeemed earlier by the Company. The Company has the right to redeem these warrants at $0.0012 per warrant upon 30 days written notice.

In addition to the warrants above, the Company also has nonredeemable, transferable warrants outstanding to purchase 36,417 shares of the Company's stock at $0.72 per share and 72,834 shares at $6.00 per share through February 3, 1999.

During fiscal years 1997 and 1996, the Company issued warrants to purchase 45,000 and 2,050,500 shares of common stock, respectively, to the president of the Company for personal guarantees he has made of the Company's debt obligations. The warrants are exercisable in whole or in part solely at the option of the holder through December 31, 2005. The exercise price is $0.50 per share, with provisions for a downward per share adjustment for certain events defined in the agreement. Additionally, during fiscal 1997, the Company issued warrants to purchase an additional 1,458,333 shares of the Company's common stock at $0.06 per share to the president of the Company for additional guarantees he has made of the Company's debt obligations. The warrant price is subject to potential downward adjustments as defined in the agreement. No compensation related to these warrants has been recorded by the Company. The common shares underlying the warrants are shares restricted from trading on the public market. In addition, at the date of issuance, the public shares were very thinly traded and management of the Company believes the market quotes on the date of grant would not be reflective of the market price for this volume of stock trading.

13. STOCK OPTION PLAN:

The Company has a stock option plan under which options to purchase up to 24,000,000 shares of common stock may be granted to key employees or consultants of the Company. The Plan provides that the option price may not be less than 85% of the then current market price without approval of the Company's Board of Directors and that each option shall be made exercisable as prescribed by the Company's Option Committee. No options may be granted under the Plan after December 31, 1997.

In July 1994, options to purchase 1,000,000 shares of the Company's stock for $2.00 per share were granted. Options exercised during fiscal years 1996 and 1995 totaled 43,750 and 575,583 shares, respectively. No options were exercised during 1997. The unexercised options expire in July 1997.

In December 1994, options to purchase 250,000 shares of the Company's stock for $0.828 per share were granted to certain employees and officers of the Company. None of these options, which expire in December 1997, have been exercised.

In July 1995, options to purchase 405,000 shares of the Company's common stock for $0.5625 per share were authorized. Of these shares, 305,000 were granted and issued to certain employees, officers, and related parties of the Company. The remaining 100,000 shares authorized, but not issued, will be used by the Company as part of an employment package to future employee(s). None of these options, which expire in July 1998, have been exercised.

During August 1996, options to purchase 2,670,000 shares of the Company's common stock for $0.32 per share were granted to certain employees, officers and related parties of the Company. None of these options, which expire in August 1999, have been exercised during fiscal 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees as of March 31, 1997, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, other than Jerome L. Kaminshine, the Executive Vice President of ESECO, is the son of Arthur A. Kaminshine. The Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                                                        Position
          Name                Age                Position                 Since
------------------------     ------       -----------------------       ---------
Arthur A. Kaminshine           72            President/Director           1994
Edward L. Handlin              58            Secretary/Director           1994

         Arthur A. Kaminshine, age 72, was elected a Director and President of International Imaging, Inc. in July 1994. Prior to its merger with the Company, Mr. Kaminshine had been President and a Director of ESECO since 1964. Mr. Kaminshine attended Southwestern State University in Weatherford, Oklahoma. Mr. Kaminshine continues to be the President of ESECO, IMGI's principal subsidiary.

         Edward L. Handlin, age 58, was elected a Director and Secretary of International Imaging, Inc. in July 1994. Prior to its merger with the Company, Mr. Handlin was the Chief Financial Officer of ESECO. Mr. Handlin has a B.S. degree from the University of California, Berkeley, California and an M.B.A. degree from the University of Chicago. Mr. Handlin has also been a practicing Certified Public Accountant in the State of Oklahoma for more than fifteen years.

         No Forms 3 or 4 were filed or required to be filed during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         For services rendered to the Company during the fiscal year ended March 31, 1997, no executive officers received cash compensation in excess of $120,000. The following table sets forth information concerning all annual cash compensation paid to the chief executive officer of the Company for services rendered to the Company during the twelve month period ended March 31, 1997.

NAME OF INDIVIDUAL          CAPACITY                  CASH
OR NUMBER IN GROUP           SERVED                COMPENSATION
------------------           ------                ------------
Arthur A. Kaminshine     President & Chief           $65,107
                         Executive Officer

         During fiscal years 1997 and 1996, the Company issued warrants to purchase 45,000 and 2,050,500 shares of common stock, respectively, to the president of the Company for personal guarantees he has made of the Company's debt obligations. The warrants are exercisable in whole or in part solely at the option of the holder through December 31, 2005. The exercise price is $0.50 per share, with provisions for a downward per share adjustment for certain events defined in the agreement. Additionally, during fiscal 1997, the Company issued warrants to purchase an additional 1,458,333 shares of the Company's common stock at $0.06 per share to the president of the Company for additional guarantees he has made of the Company's debt obligations. The warrant price is subject to potential downward adjustments as defined in the agreement. No compensation related to these warrants has been recorded by the Company. The common shares underlying the warrants are shares restricted from trading on the public market. In addition, at the date of issuance, the public shares were very thinly traded and management of the Company believes the market quotes on the date of grant would not be reflective of the market price for this volume of stock trading.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1997, concerning shares of Common Stock of the Company beneficially owned by persons who own more than 5% of the Company's common stock, each director and officer and by all directors and officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name and address                Number of Shares                   Percent
of Beneficial Owner             Beneficially Owned                 of Class
-------------------             ------------------                 --------
Arthur A. Kaminshine
P. O. Box 1505
Cushing, OK 74023                        362,143                      7.65%

Edward L. Handlin
P. O. Box 156
Chandler, OK 74834                        17,913                        (1)

(1)      Beneficial ownership of less than one percent (1%)

(2)      Number of outstanding shares used to calculate percentage computed as
         described in the preceding paragraph:    4,733,416
                                                 ----------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following sets forth information regarding transactions between the Company and the following persons: directors, officers and persons who, under certain assumptions set forth in the previous Item 11, potentially own in excess of 5% of the Company's Common Stock:

         A series of relatively small loans were made by the President, Mr. Kaminshine to ESECO prior to and after its merger with the Company. A total of $55,047 remains to be repaid by the Company to Mr. Kaminshine at March 31, 1997.

         The Company granted warrants to purchase 3,553,833 shares to Mr. Kaminshine in exchange for his personal guarantee of the Company's bank lines of credit as discussed in Item 10 and in Footnote 12 to the Consolidated Financial Statements. As part of this agreement all of the voting stock of ESECO was placed in escrow for the life of these guarantees (See Footnote 6 to the Consolidated Financial Statements).

         During August 1996, options to purchase 1,000,000 shares each of the Company's common stock for $0.32 per share were granted to Mr. Kaminshine and Mr. Handlin. None of these options, which expire in August 1999, have been exercised during fiscal 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(a)      EXHIBITS

         (1) SEE SEC EXHIBIT NO. 23, CONSENTS OF EXPERTS AND COUNSEL, ON PAGE
         26.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports during the fourth quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                         INTERNATIONAL IMAGING, INC.



Date:   July 24, 1997                      /s/ Arthur A. Kaminshine
                                               ------------------------
                                               Arthur A. Kaminshine
                                               President, Director


Date:   July 24, 1997                      /s/ Edward L. Handlin
                                           ---------------------
                                               Edward L. Handlin
                                               Chief Financial Officer
                                               Director

                                EXHIBIT INDEX

EXHIBIT 23.1            CONSENT OF EXPERTS AND COUNSEL
EXHIBIT 27              FINANCIAL DATA SCHEDULE