Form 10-Q
period 1997-06-30
INTERNATIONAL IMAGING INC
filed 1997-08-18
CIK 889662

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

         For the period ended June 30, 1997

                                      or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         .


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

Yes / /   No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 1997, 4,733,416 shares of common stock.

                           INTERNATIONAL IMAGING, INC.


                                TABLE OF CONTENTS


                                                                  PAGE NO.
PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Balance Sheets
                                                                        3
                  Consolidated Condensed Statements of
                  Operations                                            5

                  Consolidated Condensed Statements of
                  Cash Flows                                            6

                  Notes to Consolidated Condensed Financial
                  Statements                                            7


  Item 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9



PART II           OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K
                                                                        10



SIGNATURES                                                              11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30,1997     March 31, 1997
                                                     ------------     --------------
                                                      (Unaudited)
CURRENT ASSETS:

      Cash                                            $      192       $    6,668

      Short-term investments                              17,515           17,815
      Accounts receivable - net                          184,330          181,343
      Inventories                                      1,219,190        1,310,912
      Other current assets                                17,185            9,085
                                                      ----------       ----------
          Total current assets                         1,438,412        1,525,823

PROPERTY AND EQUIPMENT:
      Building                                           663,868          663,868
      Furniture, fixtures and equipment                  620,850          621,346
      Land                                                12,560           12,560
                                                      ----------       ----------
          Total property and equipment, at cost        1,297,278        1,297,774
      Less-Accumulated depreciation                      762,189          744,615
                                                      ----------       ----------
          Net property and equipment                     535,089          553,159

OTHER ASSETS:
      Intangible and other assets                         11,346           10,758
                                                      ----------       ----------
          Total assets                                $1,984,847       $2,089,740
                                                      ==========       ==========

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           June 30,1997      March 31, 1997
                                                           ------------      --------------
                                                            (Unaudited)
CURRENT LIABILITIES:
    Accounts payable                                       $   470,679        $   632,454
    Accrued expenses                                           163,613            159,163
    Deferred compensation                                       20,000             20,000
    Short-term advances - related parties                      206,512            206,512
    Advances from president                                     55,146             55,047
    Short-term debt                                            178,886            620,161
    Current portion of long term debt                           30,000             30,000
                                                           -----------        -----------
          Total current liabilities                          1,124,836          1,723,337

NONCURRENT LIABILITIES:
    Long-term debt, net of current portion                     953,257            467,053
    Deferred compensation                                       37,953             42,953
                                                           -----------        -----------
          Total noncurrent liabilities                         991,221            510,006

STOCKHOLDERS' EQUITY:
    Common stock                                                 5,680              5,680
    Additional paid in capital                               2,615,540          2,615,540
    Accumulated deficit                                     (2,752,419)        (2,764,823)
                                                           -----------        -----------
          Total stockholders' equity (deficit)             $  (131,199)       $  (143,603)
                                                           -----------        -----------
          Total liabilities and stockholders' equity       $ 1,984,847       $ 2,089,740
                                                           ===========        ===========


            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months ended
                                                                  ------------------
                                                                       June 30
                                                                       -------
                                                               1997               1996
                                                            -----------        -----------
SALES                                                       $   663,747        $ 1,079,980

COST OF SALES                                                   429,883            629,833
                                                            -----------        -----------
GROSS PROFIT                                                    233,864            450,147
OPERATING EXPENSES                                              212,908            356,789
                                                            -----------        -----------
OPERATING PROFIT                                                 20,956             93,358
OTHER INCOME (EXPENSES)
      Interest income                                                46                418
      Interest expense                                          (24,141)           (18,948)
      Other income (expense), net                                15,543              1,840
                                                            -----------        -----------
          Total other income (expenses)                          (8,852)           (16,690)
INCOME BEFORE INCOME TAXES                                       12,404             76,668
INCOME TAXES                                                          -                  -
                                                            -----------        -----------
NET INCOME (LOSS)                                           $    12,404        $    76,668

                                                            ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE:                         $    0.0026        $    0.0162
                                                            ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING         4,733,416          4,733,416
                                                            ===========        ===========


            See Notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months ended
                                                                         June 30
                                                               --------------------------
                                                                  1997             1996
                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $  12,404        $  76,668


   Adjustments to reconcile net income(loss) to net cash
 from operating activities
        Depreciation and amortization                             19,269           23,024
        Gain on sale of property & investments                    (1,101)              67
        Deferred compensation                                     (5,000)          (8,160)
   Changes in current assets and liabilities -
        Decrease (increase) in accounts receivable - net          (2,987)        (165,326)
        Decrease (increase) in inventories                        91,722           97,186
        Decrease (increase) in other assets                       (8,100)        (109,784)
        Increase (decrease) in accounts payable                 (161,775)         (80,071)
        Increase (decrease) in accrued liabilities                 4,450           (3,267)
Other                                                                 --          (13,718)
                                                               ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES                            (51,118)        (183,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and equipment                  2,106               --
    Sale of short term investments                                   300           10,455
    Capital expenditures                                          (2,792)              --
                                                               ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                               (386)          10,455
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                 54,874               --
    Reduction of short-term debt                                 (72,275)              --
    Proceeds from long-term debt                                  69,929          181,000
    Reduction of long-term debt                                   (7,500)         (10,878)
                                                               ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         45,028          170,122
                                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH                                   (6,476)          (2,804)
CASH, beginning of period                                          6,668           12,790
                                                               ---------        ---------
CASH, end of period                                            $     192        $   9,986
                                                               ---------        ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for - Interest                    $  28,953        $  18,948

            See notes to consolidated condensed financial statements.

                  INTERNATIONAL IMAGING, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. COMPANY INFORMATION:

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

The Reorganization Plan calls for a one for five reverse stock split and the issuance of common stock and warrants to the creditors in exchange for outstanding debt and accrued interest. Specifically, short-term advances related parties of $206,512 and accrued interest of $7,249 included in accrued liabilities in the accompanying consolidated condensed balance sheet would be exchanged for 500,000 shares of common stock and warrants to purchase 2,000,000 and 1,000,000 shares of common stock at $3.50 and $4.50 per share, respectively. (All share amounts are subsequent to the one for five reverse stock split.)

The Reorganization Plan was filed in cooperation with the named creditors and has been voted on and agreed to by a majority of the shareholders. Management believes the Court will approve the Reorganization Plan. A confirmation hearing for the plan has been set for August 19, 1997.

Operating Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company had net income of $12,404 for the three months ended June 30, 1997, the Company has an accumulated deficit of $2,752,419 and a net stockholders' deficit of $131,199 through June 30, 1997.

The Company is developing new products and is modifying existing products to enhance sales. One product, the Digimatic Universal, a digital imaging system, has been demonstrated at various trade shows and has received positive recognition in selected trade publications. However, no sales were made of this product to end users. Management is uncertain as to the market's acceptance or level of sales that can be achieved by this new product.

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

2. COMMON STOCK AND OPTIONS:

During the three months ended June 30, 1997, no shares were exercised under the Company's stock option plan.

3. INCOME TAXES:

The income tax expense from continuing operations for the quarter ended June 30, 1997, varied from the statutory federal income tax rate primarily due to adjustments of a valuation allowance related to the realizability of net operating loss carryforwards. The Company's net tax operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to past performance and the expiration dates, the ultimate realization of such tax benefits is uncertain. The Company has established a valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is primarily dependent upon future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

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

      The Company's Plan was filed in cooperation with the named creditors and has been approved by a majority of the shareholders. Management believes the Court will approve the Reorganization Plan. A confirmation hearing for the plan has been set for August 19, 1997.

A.    CONSOLIDATED RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

      Sales decreased from $1,079,980 for the quarter ended June 30, 1996 to $663,747 for the quarter ended June 30, 1997, a 38.5% decrease. Management feels sales of processors and analyzers are down due to a reluctance on the part of customers to invest in non-digital laboratory equipment. The cost of sales as a percentage of sales increased from 58.3% in the quarter ended June 30, 1996 to 64.8% for the same period in 1997. This decrease in gross profit margins is the result of the fixed cost component of cost of sales becoming relatively more important due to the decline in sales. Virtually all sales lines were down for the quarter, but automatic enlargers and processors each showed approximately a 50% decrease in sales from the prior year.

      Operating expenses were $212,908 for the quarter ended June 30, 1997 compared to $356,789 for the same period in 1996. Operating expenses decreased to 32% of sales for the three months ended June 30, 1997 compared to 33% of sales for the three months ended June 30, 1996. This decrease in operating expense reflects the reduction in overhead expenses the Company has made over the last two years, including a 25% reduction in personnel.

B.    LIQUIDITY AND CAPITAL RESOURCES

      The working capital position as of June 30, 1997 increased by $511,090 compared to working capital at March 31, 1997. The improvement in working capital was primarily caused by the refinancing of the Company's $500,000 line of credit, which allowed the debt to be reflected as long term on the balance sheet. The working capital ratio was approximately 1.28 to one at June 30, 1997.

      The Company continues to have a negative stockholder's equity, $131,199 at June 30, 1997. This reflects the severe strain that past operating losses have had on the Company.

      The ability of the Company to continue its operations through new products or the expansion of existing facilities or the acquisition of new facilities or businesses may require additional funding beyond the Company's current working capital. Such additional funding may come from public or private financial sources, bank financing or a combination thereof. However, there are no assurances that any such additional funds may be obtained.

      Net cash used in operating activities was $183,381 for the three months ended June 30, 1996, as compared to $51,118 used by operations for the same period in 1997. The change was due primarily to the changes in inventory and accounts payable resulting from the decreased sales activity.

      TRENDS

      The Company has experienced a significant reduction in demand for its densitometers, color analyzers and enlargers. The expected demand for processors has not materialized and sales of processor and related parts are down by 52% for the first quarter ending June 30, 1997 compared to the same quarter in 1996.

      The Company's management feels the decrease in demand is caused by the current interest in digital imaging and a reluctance on the part of photography laboratories to invest in capital equipment until the popularity and feasibility of digital imaging is evident. Management is unable to forecast how long this period of weak demand will persist.

      The Company has developed a digital imaging device, but to date no units have been placed in service.

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



                                          INTERNATIONAL IMAGING, INC.




Date: August 13, 1997                     /s/ Arthur A. Kaminshine
                                          ------------------------
                                          Arthur A. Kaminshine, President



Date: August 13, 1997                     /s/ Edward L. Handlin
                                          --------------------------
                                          Edward L. Handlin,
                                          Chief Financial Officer