Form 10QSB
period 1997-09-30
INTERNATIONAL IMAGING INC
filed 1997-11-21
CIK 889662

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended: SEPTEMBER 30, 1997 Commission File Number: 0-26182

                         INTERNATIONAL IMAGING, INC.
                      -----------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

             DELAWARE                                13-3469649
  -------------------------------               -------------------
  (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)               Identification No.)


        1875 CENTURY PARK EAST, SUITE 930, LOS ANGELES, CALIFORNIA 90067
        ----------------------------------------------------------------
                     (Address of principal executive office)


                     ONE ESECO ROAD, CUSHING, OKLAHOMA 74023
                 ----------------------------------------------
                 (Former address of principal executive office)


                                 (310) 203-4500
                -----------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.         Yes    X   No
                           ----     ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report. 16,077,092 common shares par value $0.0012 per share.

Transitional Small Business Disclosure Format:    Yes       No  X
                                                      ----     ----

                           INTERNATIONAL IMAGING, INC.

                                      INDEX

                                                                                  Page
                                                                                   No.
                                                                                  ----
PART I.       Financial Information

      Item 1. Condensed Consolidated Balance Sheets -                               3
              September 30, 1997 and March 31, 1997

              Condensed Consolidated Statements of Operations -                     4
              Three and Six Months Ended September 30, 1997 and 1996

              Condensed Consolidated Statement of Stockholders' Equity -            5
              Six Months Ended September 30, 1997

              Condensed Consolidated Statements of Cash Flows -                   6-7
              Six Months Ended September 30, 1997

              Notes to Condensed Consolidated Financial Statements -             8-11
              Six Months Ended September 30, 1997 and 1996

      Item 2. Management's Plan of Operation                                    12-14


PART II.      Other Information                                                    15

INTERNATIONAL IMAGING, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                          September 30,        March 31,
                                                              1997               1997
                                                              ----               ----
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                               $    141,387        $    30,189
 Accounts receivable
                                                              684,209                 --
 Due from officers and employees
                                                               55,273             37,500
 Inventory
                                                            1,969,072                 --
 Prepaid expenses and other assets
                                                               39,482                 --
                                                         ------------        -----------

                                                            2,889,423             67,689
Machinery and equipment, net
                                                            6,439,066             30,231
Investment in Quantex                                       2,500,000
                                                                               2,500,000
Other assets and investments                                1,046,011
                                                                               1,734,166
                                                         ============        ===========
                                                         $ 13,562,655        $ 3,643,931
                                                         ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable
                                                            1,622,240            236,724
 Accrued expenses
                                                              136,583            275,000
 Notes and advances payable
                                                              894,123          1,107,214
 Current installments of capital lease obligations
                                                              104,012                 --
 Purchase obligations due
                                                            2,836,000          1,336,000
 Loan from shareholder
                                                              349,365            176,280
                                                         ------------        -----------

                                                            5,942,323          3,131,218
Non-current capital lease obligations
                                                               39,567                 --
Deferred income taxes
                                                              552,000                 --

Subsidiary preferred stock
                                                            4,507,165          2,407,820
Minority interest
                                                               11,098                 --

STOCKHOLDERS' EQUITY
Common stock
                                                               19,293             20,000
Additional paid-in capital
                                                            5,971,156              5,670
Foreign currency translation adjustment
                                                              (50,054)                --
Retained earnings (deficit)                                (3,429,893)        (1,920,777)
                                                         ------------        -----------

                                                            2,510,502         (1,895,107)
                                                         ============        ===========
                                                         $ 13,562,655        $ 3,643,931
                                                         ============        ===========

See accompanying notes to consolidated financial statements.

INTERNATIONAL IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                      June 20, 1995
                                                        Three Months Ended                 Six Months Ended          (Inception) to
                                                           September 30,                     September 30,            September 30,
                                                      1997              1996            1997               1996           1997
                                                      ----              ----            ----               ----           ----
Revenues                                          $     18,333               --     $     24,855               --     $     24,855
Operating and administrative expenses                  519,084        1,287,840        3,208,618
                                                                                                          241,435          349,539
                                                  ------------     ------------     ------------     ------------     ------------
  Net loss from operations before income taxes        (500,751)        (241,435)      (1,262,985)        (349,539)      (3,183,763)
Income taxes                                                --               --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
  Net loss                                        $   (500,751)    $   (241,435)    $ (1,262,985)    $   (349,539)    $ (3,183,763)
                                                  ============     ============     ============     ============     ============

Net loss per share                                $      (0.03)    $      (0.02)    $      (0.08)    $      (0.02)    $      (0.20)
                                                  ============     ============     ============     ============     ============

Weighted average shares outstanding                 16,077,092       16,077,092       16,077,092       16,077,092       16,077,092
                                                  ============     ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

INTERNATIONAL IMAGING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                        Foreign
                                                                         Additional     Currency       Retained
                                               Common Stock               Paid-In      Translation     Earnings
                                         Shares             Amount        Capital      Adjustment      (Deficit)        Total
                                         ------             ------        -------      ----------      ---------        -----

Balance - March 31, 1997                48,917,500     $    20,000     $      (580)                  $(1,920,778)    $(1,901,358)
Recapitalization                       (37,287,092)         (6,043)     (2,751,795)                    2,757,838              --
                                       -----------     -----------     -----------     ---------     -----------     -----------
                                        11,630,408          13,957      (2,752,375)           --         837,060      (1,901,358)

Acquire Rose Color and SPS Alfachem      3,000,000           3,600       5,991,923       (50,054)                      5,945,469

Acquire International Imaging, Inc.      1,446,684           1,736       2,731,608                    (2,757,838)        (24,494)
Conversion of preferred stock
  warrants for less
  than the par value of the
  preferred stock                                                                                       (246,130)       (246,130)
Net loss                                                                                              (1,262,985)     (1,262,985)
                                       ===========     ===========     ===========     =========     ===========     ===========
Balance - September 30, 1997            16,077,092     $    19,293     $ 5,971,156     $ (50,054)    $(3,429,893)    $ 2,510,502
                                       ===========     ===========     ===========     =========     ===========     ===========


See accompanying notes to consolidated financial statements.

INTERNATIONAL IMAGING, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                       Six Months Ended
                                                         September 30,
                                                             1997
                                                             ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)                                       (1,262,985)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               33,100
Changes in assets and liabilities:
 Inventory                                                    (3,066)
 Accounts payable and accrued expenses                        39,897
 Preferred stock issued for consulting services              729,310
                                                         -----------
 Cash flows used in operating activities                    (463,744)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
 Capital expenditures                                         (2,930)
 Cash acquired in acquisitions                               141,387
                                                         -----------
 Cash flows used in investing activities                     138,457

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Increase in amount due shareholder                          173,085
 Proceeds from sale of preferred stock                       263,400

                                                         -----------
 Cash flows provided by financing activities                 436,485
                                                         -----------
Net increase (decrease) in cash and cash equivalents         111,198
Cash and cash equivalents, beginning of period                30,189
                                                         -----------
Cash and cash equivalents, end of period                 $   141,387
                                                         ===========


See accompanying notes to consolidated financial statements.

INTERNATIONAL IMAGING, INC.

(UNAUDITED)

                                                                      Six Months Ended
                                                                        September 30,
                                                                            1997
                                                                            ----
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                 $     --
  Income taxes                                                                   --

Noncash investing and financing activities are as follows:
  Office fixtures acquired for preferred stock                             $276,165
  Real estate acquired for preferred stock                                  165,000
  Note receivable received from sale of real estate                         165,000
  Preferred stock issued as partial consideration in the
   acquisition of Hetero-Mins                                               200,000
  Preferred stock issued for consulting services                            729,310

See accompanying notes to consolidated financial statements

INTERNATIONAL IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements of International Imaging, Inc. include the accounts of International Imaging, Inc. ("Imaging"), and its wholly owned subsidiaries, Chiralt Corporation ("Chiralt"), Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). (Imaging and its subsidiaries are collectively referred to as the "Company").

         On April 8, 1997, Imaging filed a prenegotiated Joint Plan of Reorganization (the "Reorganization Plan") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Oklahoma, which plan was confirmed on August 19, 1997.

         The Reorganization Plan called for a one for five reverse stock split and the issuance of common stock and warrants to the creditors in exchange for outstanding debt and accrued interest. Specifically, short-term advances to related parties in the amount of $206,512 and accrued interest in the amount of $7,249 were exchanged for 500,000 shares of common stock and warrants to purchase 2,000,000 and 1,000,000 shares of common stock (post split) at $3.50 and $4.50 per share, respectively.

         Subsequent to confirmation of the Reorganization Plan, Imaging entered into an agreement to sell its wholly owned subsidiary, Electronic Systems Engineering Co. and to acquire through issuance of 14,630,408 shares of its common stock the common stock of Chiralt, Rose Color and SPS in a transaction accounted for as a purchase. After the transaction, the former owners of Chiralt owned approximately 72% of the combined entities, accordingly, Chiralt is accounted for as the surviving entity.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended March 31, 1997, which is included in the Company's Form 10-KSB which was filed in July 1997. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         a.   NATURE OF BUSINESS

              IMAGING - Imaging is a public company with no direct operations.

              CHIRALT - Chiralt is primarily a marketer of proprietary healthcare products. Chiralt has developed or obtained protected nutraceuticals (nutritional supplements), a mineral-status test and over-the-counter (OTC) drugs.

              ROSE COLOR - Rose Color is engaged in the manufacture and marketing of specialty organic dyes for the petroleum and plastics industries. Rose Color owns 80% of JBW, which serves primarily as a consultant to companies involved with specialty organic dyes. In addition, Rose Color has a 49% interest in Mafatlal Rose Color Industries Ltd. (MRCI) an Indian company which manufactures dyes for foreign sales.

              SPS - SPS has international alliances that will allow importation of difficult-to-obtain nutritional herbs and other botanicals, as well as fine chemicals for nutritional supplements and OTC drugs.

         b. REVENUE AND COST RECOGNITION - Revenues from sales are recognized when the product is shipped. Cost of sales consists of direct material costs and those indirect costs related to the manufacturing process, such as indirect labor, supplies, utilities, repairs and depreciation.

         c. INVENTORIES - Raw materials, work in process and finished goods inventories are stated at the lower of weighted average cost or market.

         d. PROPERTY, PLANT AND EQUIPMENT - Owned property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease and is amortized over the estimated useful life of the related asset.

         e. INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

         f. NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution. For purposes of the calculation presented herein, it is assumed that all shares have been outstanding for the full periods presented.

B.       ACQUISITION

         The acquisition by Imaging of Chiralt, Rose Color and SPS was completed effective September 30, 1997. As a result of the size of Imaging in comparison to the other companies, Chiralt is considered the acquiring company for financial reporting purposes. The assets acquired and liabilities assumed are summarized as follows:

                                            Rose Color
                                              and SPS        Imaging          Total
                                           -----------     -----------     -----------
Current assets, excluding cash             $ 2,707,470     $               $ 2,707,470

Machinery and equipment, net                 6,162,741                       6,162,741

Other assets and investments                   283,255          40,000         323,255
                                           -----------     -----------     -----------

Notes payable and long-term debt             9,153,466          40,000       9,193,466

Accounts payable                              (143,579)                       (143,579)

Accrued expenses                            (1,006,109)        (64,509)     (1,070,618)

Deferred income taxes                         (136,583)                       (136,583)

Purchase obligations                          (552,000)                       (552,000)

Minority interest                           (1,500,000)                     (1,500,000)

Foreign currency translation adjustment        (11,098)                        (11,098)

Common stock issued                             50,054                          50,054

                                            (5,995,523)         24,494      (5,971,029)
                                           ===========     ===========     ===========
Cash acquired                              $  (141,372)    $       (15)    $  (141,387)
                                           ===========     ===========     ===========

         If the acquisitions were consummated as of April 1, 1996, revenues for the six months ended September 30, 1997 and 1996 would have been higher by $2,827,000 and $2,861,000, respectively. Net loss for the six months ended September 30, 1997 and 1996 would have been $452,000 higher ($.03/share) and $46,000 lower ($.00/share), respectively.


C.       INVENTORIES

         Inventories consist of the following at September 30, 1997:

Raw materials                           $    476,253
Work in process
                                              83,991
Finished goods                             1,408,828
                                        =============
                                        $  1,969,072
                                        =============

D.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at September 30, 1997:

Land                                 $   500,000


Buildings and improvements             1,425,726

Machinery and equipment                5,062,692

Office furniture and equipment           403,428
                                     -----------

                                       7,391,846

Accumulated depreciation                (952,780)
                                     -----------
                                     $ 6,439,066
                                     ===========


E.       LEASES

         The Company leases equipment under capital leases that expire over the next three years. The present value of future minimum capital lease payments as of September 30, 1997 is $143,579, of which $104,012 is due within twelve months.


F.       PURCHASE OBLIGATIONS

         As a part of the acquisition of Rose Color and SPS, the Company agreed to pay $1,500,000 to a former parent of Rose Color and SPS.

         As a part of the acquisition of approximately 62% of the common stock of Quantex Corporation, Chiralt agreed to issue their preferred stock with a face value of $1,000,000 and to pay $1,500,000 in cash. To date Chiralt has paid a total of $164,000 of this obligation. As a result of the uncertainty of the Company being able to complete the acquisition, the Company's ownership interest has not been consolidated.


G.       NOTES AND ADVANCES PAYABLE

         As of September 30, 1997, the Company had a remaining balance of $894,123 in loans and advances. The Company expects that a significant portion of these amounts will ultimately be converted to equity in the Company.


H.       COMMON STOCK AND COMMON STOCK WARRANTS

         During the six months ended September 30, 1997 warrants to purchase 2,000,000 shares and 1,000,000 shares of the Company's common stock at an exercise price of $3.50 and $4.50, respectively, were granted. No warrants or options were exercised during the period.


I.       DEFERRED INCOME TAXES

         The acquisition of Rose Color and SPS by the Company have included the acquisition of a deferred income tax liability in the amount of $552,000. This amount includes a liability in the amount of $905,000 as a result of the financial basis of assets exceeding the income tax basis. The gross liability is offset by the tax effects of other temporary differences, which include net operating loss carryforwards in the amount of $214,000 and foreign operations in the amount of $139,000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, product development, and other similar matters. All statements other than statements of historical fact contained in this Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

         As was discussed in the notes to the consolidated financial statements, the completion of the merger has amalgamated the nucleus of a science and technology-based company. The Chiralt Corporation is primarily a marketer of proprietary healthcare products. It has already developed or obtained protected nutraceuticals (nutritional supplements), a mineral-status test and, over-the-counter (OTC) drugs.

         Chiralt already has a broad licensing agreement with the company which owns the patent rights to the unique non-invasive intracellular mineral EXATM Test, and is negotiating to acquire controlling interest in the company. Hetero-Mins, which the Company has under contract to purchase, has developed a unique liquid mineral product that can be co-marketed with the EXA Test, and should provide substantial marketing synergy in both the human and animal market segments. Additionally, the minerals have commercial importance in certain segments of the agribusiness industry. A clinical laboratory (Chiralt Clinical Labs) operates as a division of Chiralt and provides the analytical support required by the EXA Test procedure.

         Rose Color produces and supplies dyes, pigments and other specialty colors, as well as related chemicals and intermediary products to a wide variety of industrial uses, but with current emphasis on petroleum products, plastics, coatings, including paints and inks, with developing positions in textiles, paper, leather, wood, hair and others. Rose Color has been in operation since 1987.

         Through SPS, the Company offers nutritional supplements, natural products and extracts, fine chemicals, pharmaceutical, flavor and fragrance and agrochemical products and intermediates in addition to providing custom/toll product development and manufacturing capabilities. SPS provides a complementary supply of products to the marketing strengths of Chiralt.

         In addition, Chiralt has an agreement to acquire controlling interest in Quantex Corporation ("Quantex"). Quantex is presently employing its proprietary phosphor/electron trapping technology to produce products for use in non-destructive testing, electroluminescence, and infrared detection.. It plans on rapidly expanding the technology to create chemical-free, reusable, "filmless" digital radiography systems.

         The Company's ultimate profitability projections are based upon a number of assumptions, including the acquisition of a number of companies and the acquisition or license of a number of technologies. If the Company is unable to raise sufficient capital to complete its targeted acquisition program, it cannot be guaranteed that the choice of alternatives would provide the same synergy and ultimate revenue or profitability believed to be possible with the currently identified acquisitions.

                        HEALTHCARE PRODUCTS AND SERVICES

         The Company, through Chiralt, has developed or acquired the rights to market several leading edge medical and nutritional products and technologies. The Company has integrated these products and technologies into a unique marketing strategy that allows penetration into multiple healthcare markets, thus maximizing the financial contribution that each product or service brings to the Company.

         In 1996, the American public spent billions of dollars on nutritional supplements. The nutritional supplement market and the homeopathic drug market are growing rapidly. The Company plans to participate in this market by marketing its animal and human healthcare products to both the professional and retail sectors. The complementary nature of the different lines, which include laboratory tests and services, nutritional supplements (nutraceuticals), OTC drugs, and medical devices, provide for unique opportunities to penetrate multiple markets. These markets have been identified as the "Professional Sector," which includes physicians, chiropractors, other traditional and alternative medicine healthcare professionals and veterinarians; and the "Retail Sector," which includes nutritional outlets, pharmacies, mass merchandisers, and health and sports clubs.

         The diversity of the target markets presents unique opportunities and marketing challenges for the Company, which is in the early stage of its development. To capitalize on the opportunities and meet the distribution, sales, and advertising challenges necessary to successfully execute the marketing plan and meet financial projections, the Company is in the process of establishing a series of distribution networks designed to penetrate the different markets.

         To date, the Company has established, or is establishing, several distribution networks throughout the United States and Canada. These distribution networks consist of independent manufacturers' representatives, brokers, and distributors that have established a clientele base in one of the Company's target market segments. Distribution networks are being established for the direct marketing to chiropractors, acupuncturists, and other alternative medicine practitioners; for the direct marketing to veterinarians and other animal health professionals; for nutrition centers, health and sports clubs, and other non-traditional retail outlets; and to pharmacies, supermarkets, mass merchandisers and other retail outlets. The use of an out-sourced sales force allows marketing penetration of many markets without the need for hiring a large sales force.

         The products to be offered by the Company are introduced to the professional or retail sector by a salesperson of the distribution network. The salesperson is responsible for all sales activities, including education and account service, and receives a commission (typically 15% of net sales) on each completed sale. The salesperson is typically responsible to a Regional Distributor, who is in turn responsible to Chiralt's Marketing Management team. The Regional Distributor is responsible for all sales and sales management in the region, and will operate against mutually agreed upon sales performance criteria. By establishing these criteria, the Company believes that it can forecast sales with the level of accuracy necessary for efficient manufacturing and inventory control.

         Chiralt has developed an advertising strategy that includes targeting both the lay-person and the healthcare professional. A lay-person oriented program, consisting of television and print ads and articles, is being developed. This program will serve to educate the public with regards to the benefits of the products and create an awareness that will either result in a direct sale or in an inquiry to their healthcare professional. A complementary print program, use of the Internet, and video-based professional education and communications program are also being developed.

         A major portion of the business of the Company will be to develop, finance, produce, distribute and otherwise exploit alternative healthcare products. The alternative healthcare industry is a highly competitive industry and the market appeal and profitability of any particular product or service cannot by predicted with any degree of certainty. The market appeal and success of a product depends on a number of factors, including the popularity of other products then being distributed, competition for advertising, practitioner sponsorship, major authority sponsorship, the availability of alternative forms of treatment, critical reviews of practices and, to a very large degree, public perception generally, all of which will change and cannot be predicted.

         Although the Company has and will continue to utilize the judgment of informed alternative medical practitioners to evaluate the commercial and medical elements involved in its products and services and although the Company intends to consult with additional distributors regarding the exploitation of the products and services, there can be no assurance of the ultimate success of the products and services. A number of factors cannot be predicted, such as new Food and Drug Administration ("FDA") and state regulations, new limitations on the willingness of insurance companies to cover testing services, or to pay prices for the testing services which remain profitable for the Company, or the emergence of competing technologies and medical methodologies. Even if critically acclaimed and properly distributed, the financial success of the alternative healthcare products and services cannot be predicted and there can be no assurances that revenue received by the Company will be sufficient for it to remain viable.


                     DYES, PIGMENTS AND SPECIALTY CHEMICALS

         Rose Color's original product line was in solvent dyes, with its Rosanol dyes utilized in the coloration of petroleum products and its Rosaplast dyes utilized primarily for the coloration of plastics. Rose Color currently represents approximately 7% of the domestic solvent dye market and approximately 3% of the worldwide market which is approximately $200-$250 million annually. As a consequence of the considerable diversity of substrates to be colored, colors required and their application properties, as well as cost, it is essential to expand the range of products offered in order to increase sales.

         Rose Color has elected to concentrate its initial expansion into the pigment dye market. Current estimates are a worldwide market of approximately $2.5 billion. Aside from the much large market, the same customers base also utilizes pigment dyes, thus allowing for a lower initial cost of marketing.


                                     FINANCE

         The Company has significant expansion plans and will require capital to implement their business plan. The Company expects to utilize both debt and equity to fund their expansion, with the asset base of Rose Color expected to provide the assets necessary to fund initial working capital requirements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Passaic Valley Sewerage Commission ("PVSC") on June 9, 1997 obtained a Temporary Restraining Order on Rose Color, for alleged transgressions of the sewer permit. Rose Color has fully cooperated with PVSC in investigating the complaints and taking agreed remedial actions. A draft consent order has been forwarded to PVSC for their approval.

         Item 2 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b) Reports on Form 8-K - The Company filed Form 8-K on September 17, 1997 to report the acquisition of Chiralt Corporation, Rose Color, Inc. and SPS Alfachem, Inc. Pro forma financial schedules were filed on November 17, 1997 which gave effect to the acquisition.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERNATIONAL IMAGING, INC.



         Date:    November 20, 1997     By:   /s/ Ronald J. Amen
                                              ----------------------------------
                                              Ronald J. Amen, President
                                              and Principal Accounting Officer