Form 10QSB
period 1997-12-31
NEXTECH ENTERPRISES INTERNATIONAL INC
filed 1998-02-17
CIK 889662

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     NEXTECH ENTERPRISES INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                           INTERNATIONAL IMAGING, INC.
                     (Former name of small business issuer)


      For Quarter Ended: DECEMBER 31, 1997 Commission File Number: 0-26182


                       DELAWARE                       13-3469649
            (State or other jurisdiction of          (IRS Employer
              incorporation or organization        Identification No.)


         910 HAMPSHIRE ROAD, SUITE A, WESTLAKE VILLAGE, CALIFORNIA 91361
                     (Address of principal executive office)


        1875 CENTURY PARK EAST, SUITE 930, LOS ANGELES, CALIFORNIA 90067
                 (Former address of principal executive office)


                                 (805) 496-0301
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X... No....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report. 16,092,149 common shares par value $0.001 per share.

Transitional Small Business Disclosure Format:    Yes...  No...X...

                     NEXTECH ENTERPRISES INTERNATIONAL, INC.
                     (FORMERLY INTERNATIONAL IMAGING, INC.)

                                      INDEX


                                                                           Page
                                                                            No.
PART I.       Financial Information

      Item 1. Condensed Consolidated Balance Sheets -                         3
              December 31, 1997 and March 31, 1997

              Condensed Consolidated Statements of Operations -               4
              Three and Nine Months Ended December 31, 1997 and 1996

              Condensed Consolidated Statement of Stockholders' Equity -      5
              Nine Months Ended December 31, 1997

              Condensed Consolidated Statements of Cash Flows -              6-7
              Nine Months Ended December 31, 1997

              Notes to Condensed Consolidated Financial Statements -        8-12
              Nine Months Ended December 31, 1997 and 1996

      Item 2. Management's Plan of Operation and Discussion and Analysis
              of Operations                                                13-16


PART II.      Other Information                                              17

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                    December 31,          March 31,
                                                                        1997                1997
                                                                        ----                ----
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                         $    101,691        $     30,189
 Accounts receivable                                                    830,816                  --
 Due from officers, employees and other                                  12,090              37,500
 Inventory                                                            2,130,904                  --
 Prepaid expenses and other assets                                       93,021                  --
                                                                   ------------        ------------
                                                                      3,168,522              67,689
Machinery and equipment, net                                          6,438,388              30,231
Investment in Quantex                                                 2,500,000           2,500,000
Other assets and investments                                          1,691,050           1,046,011
                                                                   ============        ============
                                                                   $ 13,797,960        $  3,643,931
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                     2,302,054             236,724
 Accrued expenses                                                        76,003             275,000
 Notes and advances payable                                             856,623           1,107,214
 Current installments of capital lease and other obligations            118,292                  --
 Purchase obligations due                                             2,836,000           1,336,000
 Loan from shareholder                                                  405,852             176,280
                                                                   ------------        ------------
                                                                      6,594,824           3,131,218
Non-current capital lease and other obligations                          92,032                  --

Subsidiary preferred stock                                            4,523,143           2,407,820
Minority interest                                                        11,514                  --

STOCKHOLDERS' EQUITY
Common stock                                                             16,092              20,000
Additional paid-in capital                                            6,008,236               5,670
Foreign currency translation adjustment                                 (80,659)                 --
Retained earnings (deficit)                                          (3,367,222)         (1,920,777)
                                                                   ------------        ------------
                                                                      2,576,447          (1,895,107)
                                                                   ------------        ------------
                                                                   $ 13,797,960        $  3,643,931
                                                                   ============        ============

See accompanying notes to consolidated financial statements.

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         Three Months Ended                      Nine Months Ended
                                                            December 31,                            December 31,
                                                      1997                1996                1997                1996
                                                      ----                ----                ----                ----
Revenues                                          $  1,665,709        $         --        $  1,690,564        $         --
Cost of sales                                        1,235,704                  --           1,250,120                  --
                                                  ------------        ------------        ------------        ------------
  Gross profit                                         430,005                  --             440,444                  --
OTHER COSTS AND EXPENSES
Selling, general and administrative expense            792,394             522,897           2,094,650             872,436
Interest expense                                         4,205                  --               4,205                  --
Environmental expense                                   35,493                  --              35,493                  --
Interest and other income                                 (758)                 --                (758)                 --
Equity in joint venture loss                            42,753                  --              42,753                  --
                                                  ------------        ------------        ------------        ------------
  Total other costs and expenses                       874,087             522,897           2,176,343             872,436
                                                  ------------        ------------        ------------        ------------
Net income (loss) before income taxes
  and minority interest                               (444,082)           (522,897)         (1,735,899)           (872,436)
Deferred income tax benefit                           (536,000)                 --            (536,000)                 --
                                                  ------------        ------------        ------------        ------------
Net income (loss) before minority interest              91,918            (522,897)         (1,199,899)           (872,436)
Minority interest                                         (416)                 --                (416)                 --
                                                  ------------        ------------        ------------        ------------
  Net income (loss)                               $     91,502        $   (522,897)       $ (1,200,315)       $   (872,436)
                                                  ============        ============        ============        ============

Net income (loss) per share                       $       0.01        $      (0.03)       $      (0.07)       $      (0.05)
                                                  ============        ============        ============        ============

Weighted average shares outstanding                 16,087,130          16,077,092          16,080,438          16,077,092
                                                  ============        ============        ============        ============

See accompanying notes to consolidated financial statements.

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                          Foreign
                                                                            Additional    Currency      Retained
                                                      Common Stock           Paid-In     Translation    Earnings
                                                   Shares       Amount       Capital     Adjustment    (Deficit)         Total
Balance - March 31, 1997                          48,917,500   $ 20,000   $       (580)  $       -   $ (1,920,778)   $ (1,901,358)
Recapitalization                                 (37,287,092)    (8,370)    (2,749,468)                 2,757,838               -
                                                 ------------  ---------  -------------  ----------  -------------   -------------
                                                  11,630,408     11,630     (2,750,048)          -        837,060      (1,901,358)
Acquire Rose Color and SPS Alfachem                3,000,000      3,000      5,992,523     (50,054)                     5,945,469
Acquire International Imaging, Inc.                1,446,684      1,447      2,731,897                 (2,757,838)        (24,494)
Exercise of common stock warrants for cash            15,057         15         33,865                                     33,880
Conversion of preferred stock warrants for less
  than the par value of the preferred stock                                                              (246,130)       (246,130)
Foreign currency translation adjustment                                                    (30,605)                       (30,605)
Net loss                                                                                               (1,200,315)     (1,200,315)
                                                 ------------  ---------  -------------  ----------  -------------   -------------
Balance - December 31, 1997                       16,092,149   $ 16,092   $  6,008,237   $ (80,659)  $ (3,367,223)   $  2,576,447
                                                 ============  =========  =============  ==========  =============   =============



See accompanying notes to consolidated financial statements.

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                               1997
                                                               ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)                                         $(1,200,315)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                 117,220
  Deferred income taxes                                        (536,000)
  Minority interest                                                 416
  Foreign operations                                             59,672
  Environmental assessment balance                               35,493
  Preferred stock issued for consulting services                729,310
Changes in assets and liabilities:
 Accounts receivable                                           (109,107)
 Inventory                                                     (164,898)
 Prepaid expenses and other assets                              (74,539)
 Accounts payable and accrued expenses                          673,931

                                                            -----------
 Cash flows used in operating activities                    $  (468,817)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
 Capital expenditures                                           (86,333)
 Cash acquired in acquisitions                                  141,387

                                                            -----------
 Cash flows provided by investing activities                $    55,054

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Increase in amount due shareholder                             198,322
 Proceeds from sale of subsidiary preferred stock               273,128
 Proceeds from exercise of common stock warrants                 33,880
 Repayment of (advances to) officers and employees                5,683
 Repayment of capital lease obligations                         (25,748)

                                                            -----------
 Cash flows provided by financing activities                $   485,265
                                                            -----------
Net increase (decrease) in cash and cash equivalents             71,502
Cash and cash equivalents, beginning of period                   30,189
                                                            -----------
Cash and cash equivalents, end of period                    $   101,691
                                                            ===========


See accompanying notes to consolidated financial statements.

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
(UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                                      1997
                                                                                      ----

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes are as follows:
  Interest                                                                         $   4,205
  Income taxes                                                                            --

Noncash investing and financing activities are as follows:
  Office fixtures acquired for preferred stock of subsidiary                       $ 276,165
  Real estate acquired for preferred stock of subsidiary                             165,000
  Note receivable received from sale of real estate                                  165,000
  Preferred stock of subsidiary issued as partial consideration
    in the acquisition of Hetero-Mins                                                200,000
  Preferred stock of subsidiary issued for consulting services                       729,310
  Loans converted to preferred stock of subsidiary                                   219,341
  Conversion of subsidiary preferred stock warrants for less
    than the par value of the preferred stock                                        246,130
  Conversion of accrued environmental assessment to a
    three year monthly payment obligation                                             92,493
      Total obligation                                               108,000
      Less amount representing interest                              (15,507)
                                                                   ---------
        Obligation recorded                                        $  92,493
                                                                   =========


See accompanying notes to consolidated financial statements.

NEXTECH ENTERPRISES INTERNATIONAL, INC.
(FORMERLY INTERNATIONAL IMAGING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements of NexTech Enterprises International, Inc. formerly International Imaging, Inc. ("Imaging"), include the accounts of NexTech Enterprises International, Inc. ("NexTech"), and its wholly owned subsidiaries, NexTech Healthcare ("Healthcare"), formerly Chiralt Corporation ("Chiralt"), Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). (NexTech and its subsidiaries are collectively referred to as the "Company"). (Rose Color, SPS and JBW are collectively referred to herein as "Rose NexTech").

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

         Subsequent to confirmation of the Reorganization Plan, Imaging entered into an agreement to sell its wholly owned subsidiary, Electronic Systems Engineering Co. and to acquire through issuance of 14,630,408 shares of its common stock the common stock of Healthcare, Rose Color and SPS in a transaction accounted for as a purchase. After the transaction, the former owners of Healthcare owned approximately 72% of the combined entities, accordingly, Healthcare is accounted for as the surviving entity.

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

         a.   NATURE OF BUSINESS

              NEXTECH - NexTech is a public company with no direct operations.

              HEALTHCARE - Healthcare is primarily a marketer of proprietary healthcare products. Healthcare has developed or obtained protected nutraceuticals (nutritional supplements), a mineral-status test and over-the-counter (OTC) drugs.

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

              SPS - SPS has international alliances that will allow importation of nutritional herbs and other botanicals, as well as fine chemicals for nutritional supplements and OTC drugs.

         b. REVENUE AND COST RECOGNITION - Revenues from sales are recognized when the product is shipped. Cost of sales consists of direct material costs and those indirect costs related to the manufacturing process, such as indirect labor, supplies, utilities, repairs and depreciation.
         c. INVENTORIES - Raw materials, work in process and finished goods inventories are stated at the lower of weighted average cost or market.
         d. PROPERTY, PLANT AND EQUIPMENT - Owned property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease and is amortized over the estimated useful life of the related asset.
         e. INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.
         f. NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share are presented if the assumed conversion of common stock equivalents results in material dilution. For purposes of the calculation presented herein, it is assumed that all shares have been outstanding for the full periods presented prior to the acquisition.

B.       ACQUISITION

         The acquisition by NexTech of Healthcare, Rose Color and SPS was completed effective September 30, 1997. As a result of the size of NexTech in comparison to the other companies, Healthcare is considered the acquiring company for financial reporting purposes. The assets acquired and liabilities assumed are summarized as follows:

                                                Rose Color
                                                and SPS             NexTech            Total
                                                -------             -------            -----
Current assets, excluding cash                $ 2,707,470        $        --        $ 2,707,470
Machinery and equipment, net                    6,162,741                             6,162,741
Other assets and investments                      283,255             40,000            323,255
                                              -----------        -----------        -----------
                                                9,153,466             40,000          9,193,466
Notes payable and long-term debt                 (143,579)                             (143,579)
Accounts payable                               (1,006,109)           (64,509)        (1,070,618)
Accrued expenses                                 (136,583)                             (136,583)
Deferred income taxes                            (552,000)                             (552,000)
Purchase obligations                           (1,500,000)                           (1,500,000)
Minority interest                                 (11,098)                              (11,098)
Foreign currency translation adjustment            50,054                                50,054
Common stock issued                            (5,995,523)            24,494         (5,971,029)
                                              -----------        -----------        -----------
Cash acquired                                 $   141,372        $        15        $   141,387
                                              ===========        ===========        ===========


         If the acquisitions were consummated as of April 1, 1996, revenues for the nine months ended December 31, 1997 and 1996 would have been $4,406,000 and $4,819,000, respectively. Net loss for the nine months ended December 31, 1997 and 1996 would have been $384,000 higher ($.02/share) and $43,000 higher ($.00/share), respectively.


C.       INVENTORIES

         Inventories consist of the following at December 31, 1997:


Raw materials         $  584,777
Work in process          109,889
Finished goods         1,436,238
                      ==========
                      $2,130,904
                      ==========

D.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 1997 and March 31, 1997:

                                     December 31,        March 31,
Land                                 $   500,000        $        --
Buildings and improvements             1,425,726                 --
Machinery and equipment                5,126,095                 --
Office furniture and equipment           423,428             40,246
                                     -----------        -----------
                                       7,475,249             40,246
Accumulated depreciation              (1,036,861)           (10,015)
                                     -----------        -----------
                                     $ 6,438,388        $    30,231
                                     ===========        ===========


E.       LEASES AND LONG-TERM OBLIGATIONS

         The Company leases equipment under capital leases that expire over the next three years. The present value of future minimum capital lease payments as of December 31, 1997 is $117,831. In addition, the Company reached agreement with the Passaic Valley Sewerage Commission relating to an assessment for a discharge violation. The assessment is to be paid at the rate of $3,000 per month for thirty-six months, commencing May 1, 1998. The $108,000 assessment has been recorded at its net present value in the amount of $92,493, of which amount $57,000 had been accrued at September 30, 1997. Capital leases and other long-term obligations total $210,324, of which $117,831 is due within the next year. During the three months ended December 31, 1997, the Company made principal reductions in the amount of $25,748.


F.       PURCHASE OBLIGATIONS

         As a part of the acquisition of Rose Color and SPS, the Company agreed to pay $1,500,000 to a former parent of Rose Color and SPS.

         As a part of the acquisition of approximately 62% of the common stock of Quantex Corporation, Healthcare agreed to issue their preferred stock with a face value of $1,000,000 and to pay $1,500,000 in cash. To date Healthcare has issued the preferred stock and paid a total of $164,000 of this obligation. As a result of the uncertainty of the Company being able to complete the acquisition, the Company's ownership interest in Quantex has not been consolidated.


G.       NOTES AND ADVANCES PAYABLE

         As of December 31, 1997, the Company had a remaining balance of $856,623 in loans and advances. The Company expects that a significant portion of these amounts will ultimately be converted to equity in the Company.


H.       COMMON STOCK AND COMMON STOCK WARRANTS

         During the nine months ended December 31, 1997 warrants to purchase 2,000,000 shares and 1,000,000 shares of the Company's common stock at an exercise price of $3.50 and $4.50, respectively, were granted. Warrants to acquire 15,057 shares were exercised as a part of a special pricing arrangement at $2.25 per share during October 1997.


I.       DEFERRED INCOME TAXES

         The acquisitions of Rose Color and SPS by the Company have included the assumption of a deferred income tax liability in the amount of $552,000. This amount includes a liability in the amount of $905,000 as a result of the financial basis of assets exceeding the income tax basis. The tax effects of other temporary differences, which include net operating loss carryforwards in the amount of $214,000 and foreign operations in the amount of $139,000, offset the gross liability.

         During the three month period ended December 31, 1997, the Company reduced the reserve they had established against their net operating loss by $536,000 which amount is offset by the liability previously established by Rose Color as a result of the financial basis of assets exceeding the income tax basis.

J.       ENVIRONMENTAL

         The Passaic Valley Sewerage Commission ("PVSC") on June 9, 1997 obtained a Temporary Restraining Order on Rose Color, for alleged transgressions of the sewer permit. On December 15, 1997, Rose Color agreed to a consent order which provided that Rose Color would pay to the PVSC a base amount of $108,000 in monthly payments of $3,000 commencing May 1, 1998 for thirty-six months. In the event Rose Color does not meet certain effluent discharge limitations, at predetermined testing times, the assessment could increase by an additional $88,000. Rose Color expects to install the necessary testing and treating equipment to allow it to comply with the discharge standards within the time limits specified.

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

         As was discussed in the notes to the consolidated financial statements, the completion of the merger has amalgamated the nucleus of a science and technology-based company. NexTech Healthcare is primarily a marketer of proprietary healthcare products. It has already developed or obtained protected nutraceuticals (nutritional supplements), a mineral-status test and, over-the-counter (OTC) drugs.

         Healthcare already has a broad licensing agreement with the company that owns the patent rights to the unique non-invasive intracellular mineral EXATM Test, and is negotiating to acquire controlling interest in the company. Hetero-Mins, which the Company has under contract to purchase, has developed a unique liquid mineral product that can be co-marketed with the EXA Test, and should provide substantial marketing synergy in both the human and animal market segments. Additionally, the minerals have commercial importance in certain segments of the agribusiness industry. A clinical laboratory (Chiralt Clinical Labs) operates as a division of Healthcare and provides the analytical support required by the EXA Test procedure.

         Rose Color produces and supplies dyes, pigments and other specialty colors, as well as related chemicals and intermediary products to a wide variety of industrial uses, but with current emphasis on petroleum products, plastics, coatings, including paints and inks, with developing positions in textiles, paper, leather, wood, hair and others. Rose Color has been in operation since 1987.

         Through SPS, the Company offers nutritional supplements, natural products and extracts, fine chemicals, pharmaceutical, flavor and fragrance and agrochemical products and intermediates in addition to providing custom/toll product development and manufacturing capabilities. SPS provides a complementary supply of products to the marketing strengths of Healthcare.

         In addition, Healthcare has an agreement to acquire controlling interest in Quantex Corporation ("Quantex"). Quantex is presently employing its proprietary phosphor/electron trapping technology to produce products for use in non-destructive testing, electroluminescence, and infrared detection.. It plans on rapidly expanding the technology to create chemical-free, reusable, "filmless" digital radiography systems.

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

                        HEALTHCARE PRODUCTS AND SERVICES

         The Company, through Healthcare, has developed or acquired the rights to market several leading edge medical and nutritional products and technologies. The Company has integrated these products and technologies into a unique marketing strategy that allows penetration into multiple healthcare markets, thus maximizing the financial contribution that each product or service brings to the Company.

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

         The products to be offered by the Company are introduced to the professional or retail sector by a salesperson of the distribution network. The salesperson is responsible for all sales activities, including education and account service, and receives a commission (typically 15% of net sales) on each completed sale. The salesperson is typically responsible to a Regional Distributor, who is in turn responsible to Healthcare's Marketing Management team. The Regional Distributor is responsible for all sales and sales management in the region, and will operate against mutually agreed upon sales performance criteria. By establishing these criteria, the Company believes that it can forecast sales with the level of accuracy necessary for efficient manufacturing and inventory control.

         Healthcare has developed an advertising strategy that includes targeting both the layperson and the healthcare professional. Programs oriented to laypersons, consisting of television and print ads and articles, are being developed. This program will serve to educate the public with regards to the benefits of the products and create an awareness that will either result in a direct sale or in an inquiry to their healthcare professional. A complementary print program, use of the Internet and video-based professional education and communications program are also being developed.

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

         Rose Color has elected to concentrate its initial expansion into the pigment dye market. Current estimates are a worldwide market of approximately $2.5 billion. Aside from the much larger market, the same customer base also utilizes pigment dyes, thus allowing for a lower initial cost of marketing.


                                     FINANCE

         The Company has significant expansion plans and will require capital to implement their business plan. The Company expects to utilize both debt and equity to fund their expansion, with the asset base of Rose Color expected to provide the assets necessary to fund initial working capital requirements.


                             RESULTS OF OPERATIONS

         The operations of the Company are primarily within two segments, the manufacturing and marketing of dyes and fine chemicals by Rose NexTech (Rose Color, JBW and SPS) and the healthcare products and services of Healthcare. Revenues for the nine months ended December 31, 1997 include $1,579,752 from the Rose NexTech operations and $110,812 from the Healthcare operations. Revenues during the three months ended December 31, 1997 include $1,579,752 from Rose NexTech operations and $85,957 from the Healthcare operations. The Healthcare operations are still in an early stage of development and are discussed above.

         The revenues for the three months ended December 31, 1996 of Rose NexTech were $1,958,282 with gross profit in the amount of $380,334 (19%). Despite a decline in revenues in the amount of $378,530 (19%) from the year earlier period, revenues during the three months ended December 31, 1997 generated gross profits in the amount of $393,929 (25%).

         The decline in revenues is the result of a combination of factors, the more significant of which was a result of the reduced manufacturing allowed under the PVSC Temporary Restraining Order. Despite the revenue reduction, Rose NexTech's gross profit was higher than in the 1996 period. During the 1996 period an inventory adjustment in the amount of $75,203 negatively impacted gross profit, while a similar adjustment did not reoccur during the 1997 period.

         During the three months ended December 31, 1997 and 1996, Rose NexTech had losses in the amount of $14,098 and income in the amount of $99,287, respectively, before income taxes and minority interest. The majority of the difference consists of two items, Rose Color's investment in MRCI realized income during the 1996 period in the amount of $37,422 as compared to a loss during the 1997 period in the amount of $42,753. The second item was the balance of the environmental assessment realized during the 1997 period in the amount of $35,493.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Passaic Valley Sewerage Commission ("PVSC") on June 9, 1997 obtained a Temporary Restraining Order on Rose Color, for alleged transgressions of the sewer permit. On December 15, 1997, Rose Color agreed to a consent order which provided that Rose Color would pay to the PVSC a base amount of $108,000 in monthly payments of $3,000 commencing May 1, 1998 for thirty-six months. In the event Rose Color does not meet certain effluent discharge limitations, at predetermined testing times, the assessment could increase by an additional $88,000. Rose Color expects to install the necessary testing and treating equipment to allow it to comply with the discharge standards within the time limits specified.

         Item 2 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b) Reports on Form 8-K - The Company filed Form 8-K on September 17, 1997 to report the acquisition of NexTech Healthcare, Rose Color, Inc. and SPS Alfachem, Inc. Pro forma financial schedules were filed on November 17, 1997 which gave effect to the acquisition.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEXTECH ENTERPRISES INTERNATIONAL, INC.



         Date: February 13, 1998 By:     /s/Ronald J. Amen
                                         Ronald J. Amen, President
                                         and Principal Accounting Officer